Form 10QSB
period 1997-03-31
POWERTRADER INC
filed 1997-05-19
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended 31 March 1997

[   ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                 to

Commission file number: 000-22329


                                PowerTrader, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                       98-0163116

(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


                     885 Dunsmuir Street, Suite 591 V6C 1N5
                    (Address of Principal Executive Offices)


                                 (604) 685-1529
                (Issuer's Telephone Number, Including Area Code)


                   ------------------------------------------
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes               No   X


         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,  as  of  the  latest  practicable  date:   7,378,115  shares
outstanding of Common Stock, par value $0.01 per share

         Transitional Small Business Disclosure Format (check one):

         Yes               No   X

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION


                              FOR THE QUARTER ENDED
                                 MARCH 31, 1997



                         PART I - FINANCIAL INFORMATION


ITEM 1.              Financial Statements                                   Page
                     --------------------

            Unaudited Consolidated Balance Sheet as of March 31, 1997          3

            Unaudited Consolidated Statements of Loss and Deficit for the      4
            three and nine months ended March 31, 1997 and 1996

            Unaudited Consolidated Statements of Cash Flows for the three      5
            and nine months ended March 31, 1997 and 1996

            Notes to Unaudited Consolidated Financial Statements               6

ITEM 2.              Management's Discussion and Analysis                      8
                     ------------------------------------

                           PART II - OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K                         11
                     --------------------------------

SIGNATURE PAGE                                                                12

EXHIBIT INDEX                                                                 13

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 March 31, 1997



                                                                  March 31,
                                                                    1997

Assets

Current Assets:
Cash                                                        $       8,570

Deposits and prepaids                                              23,829
                                                              -----------
     Total Current Assets                                          32,399

Fixed assets                                                      111,719
                                                              -----------
      Total Assets                                          $     144,118
                                                              ===========


Liabilities:

Current Liabilities:
Account payable and accrued liabilities                     $     149,819
Current portion of capital lease obligations                        6,711
                                                              -----------
      Total current liabilities                                   156,530
Share subscriptions                                                 -
Capital lease obligations                                           3,238
                                                              -----------
                                                                  159,768
                                                              -----------
Shareholders' deficit:
      Share capital                                             1,100,529

      Capital Surplus                                             839,509
      Deferred Compensation expense                              (241,080)

      Deficit accumulated during development stage             (1,714,608)
                                                             ------------
                                                                  (15,650)
                                                             ------------
      Total Liabilities                                     $     144,118
                                                              ===========


                                    UNAUDITED
                      INTERIM STATEMENT OF LOSS AND DEFICIT
          For The Three and Nine Months Ended March 31, 1997 and 1996
                           (Expressed in U.S. Dollars)


                                                                                                                       December 29,
                                           Nine                Nine               Three              Three                 1988
                                          Months              Months              Months             Months           (inception) to
                                          Ended               Ended               Ended              Ended              March 31,
                                        March 31,           March 31,           March 31,          March 31,               1997
                                           1997                1996                1997               1996             (cumulative)
                                       (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)          (Unaudited)
                                       -----------         -----------         -----------        -----------          -----------
Revenue                             $      37,430        $    53,874        $       9,952       $     17,154         $     132,427
Cost of sales                              15,855             33,932           -                       6,096                74,176
                                    -------------        -----------           -                ------------         -------------
                                           21,575             19,942                9,952             11,058                58,251

Selling, general and
  administrative costs                    499,895            257,938              241,953            140,359             1,274,904
Development costs                         185,955            149,846               32,284             25,313               497,955
                                    -------------        -----------        -------------        -----------         -------------
     Net loss                           (664,275)          (387,842)            (264,285)          (154,614)           (1,714,608)

Deficit, beginning of period          (1,050,333)          (451,362)           1,450,323)          (684,590)             -
                                    ------------         ----------         ------------         ----------              -
Deficit, end of period              $ (1,714,608)        $ (839,204)        $ (1,714,608)        $ (839,204)         $ (1,714,608)

Loss per share                      $      (0.26)        $    (0.20)        $      (0.08)        $    (0.07)

Weighted average of shares
  outstanding                          2,594,184          2,289,517            3,203,515          2,289,517


                                    UNAUDITED
                         INTERIM STATEMENT OF CASH FLOW
          For The Three and Nine Months Ended March 31, 1997 and 1996
                           (Expressed in U.S. Dollars)

                                                                                                                     December 29,
                                               Nine                Nine              Three            Three             1988
                                              Months              Months             Months           Months        (inception) to
                                              Ended                Ended             Ended            Ended           March 31,
                                             March 31,            March 31,         March 31,        March 31,          1997
                                               1997                1996               1997             1996          (cumulative)
                                            (Unaudited)          (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                            -----------          -----------       -----------      -----------       -----------

Cash provided (used) by:
Operating activities
  Operations
     Net loss for the period                $ (664,275)         $ (387,842)        $ (264,285)      $ (154,614)     $ (1,714,608)
     Items not involving cash
        Amortization                            27,892              41,139             10,672           27,844            69,738
        Deferred compensation expense           23,203                  -              23,203               -             23,203
  Increase (decrease) in:
     Deposits and prepaids                     (21,437)               (620)           (12,748)           3,314           (23,829)
        Accounts payable and accrued
          liabilities                          (18,836)            (33,006)            58,693         (117,147)          149,819
                                            -----------          ----------       ------------      -----------      ------------
                                              (653,453)           (380,329)          (184,465)        (240,603)       (1,495,677)

Financing activities
  Advances from parent                              -                   -            (311,900)              -                 -
  Share subscriptions                               -              150,491           (307,049)          99,171                -
  Lease financing received                          -                   -                  -                -             18,790
  Repayment of obligations under capital
    lease                                       (4,027)             (2,488)            (1,303)          (1,244)           (8,841)
  Shareholders' advances                            -             (392,305)                -          (442,115)               -
  Issuance of share capital                   (621,335)            646,222            621,335          587,486         1,675,755
                                            -----------         -----------       ------------     ------------       -----------
                                               617,308             401,902              1,083          243,298         1,685,704
Investing activity
  Investment in fixed assets                   (82,362)            (30,426)           (10,829)         (11,065)         (181,457)
                                            -----------         -----------        -----------      -----------      ------------

Increase (decrease) in cash                   (118,507)             (8,835)          (194,211)          (8,370)            8,570
Cash, beginning of period                      127,077               2,424            202,781            1,959                -
                                            -----------       -------------      -------------     ------------               -
Cash, end of period                         $    8,570        $     (6,411)      $      8,570      $    (6,411)     $      8,570


                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                 March 31, 1997



NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. and its wholly-owned subsidiary PowerTrader Software Inc. as of and for the three months ended March 31, 1997 and March 31, 1996, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader, Inc. accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc. See Consolidation, Note B.

          In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission.

Nature of Operations and Acquisition

NOTE B: PowerTrader, Inc. (the "Company") designs, develops, markets and supports informational and analytical desktop decision support and risk management systems.

Consolidation

NOTE A: The Company records revenue from the sale of computer software upon shipment.


Exchange Rates

Exchange rates between the United States dollar and the Canadian dollar for the periods reported in these financial statements are as follows:

                                                1996

Average                          1.3597                    1.3602
As of 31 March                   1.3844                    1.3591

NOTE B: On January 2, 1997, the Company, which was incorporated on August 22, 1996, entered into an agreement with the shareholders of PowerTrader Software Inc. ("Software") whereby it acquired all of the outstanding shares of Software in exchange for 4,174,597 common shares. The transaction was accounted for as a reverse acquisition, utilizing historical costs. Software is in the same business as the Company. The financial position of the Company as of January 2, 1997 was as follows:


                           Tangible assets                    $ 314,468
                           Liabilities                             (214)
                                                            ------------
                           Shareholders' equity               $ 314,254

          The following is a summary of pro-forma sales, pro-forma net loss and pro-forma loss per share for the Company, for the nine months ended March 31, 1997, under the assumption that the acquisition was completed on July 1, 1996.

                                                               (unaudited)

                  Pro-forma sales                               $   37,430
                  Pro-forma net loss                            $ (925,307)
                  Pro-forma loss per share                      $    (0.36)

                                POWERTRADER, INC.
                          (A Development Stage Company)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         When used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         PowerTrader, Inc. ("PowerTrader" or the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996 for the purpose of acquiring the business of PowerTrader Software Inc. ("PSI") in a merger, exchange of shares or other business combination. Its sole director, officer and shareholder was Mr. Withrow. In January, 1997, PowerTrader consummated a transaction with the shareholders of PSI pursuant to which PowerTrader became the holder of all of the issued and outstanding shares of PSI's capital stock, issued an aggregate of 4,174,597 to the former shareholders of PSI (including 1,857,969 shares to a corporation controlled by Mr. Withrow) and assumed liabilities to issue an aggregate of 2,289,517 shares and options to purchase an additional 149,999 shares of common stock to certain creditors of PSI. Prior to such transactions, the Company had not engaged in any business activity, other than with respect to organizational matters, and had no predecessors.

         Through its wholly-owned subsidiary, PSI, the Company designs, develops, markets and supports informational and analytical desktop decision support and risk management systems for both securities professionals (including securities brokerage firms, investment advisors and trust companies) and individual investors. Substantially all of PSI's sales have resulted from the distribution of Beta Products and product development work continues; accordingly, PSI remains a development stage company.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

         Sales. Sales decreased 41.9% during the three months ended March 31, 1997 from the same period in 1996. Sales decreased 30.5% during the nine months ended March 31, 1997 from the same period in 1996. Sales during each of the periods compared have been significantly impacted by the limited financial resources available to PSI for allocation to advertising and Beta Product marketing. Sales in the first nine months of fiscal 1997 decreased primarily due to management's decision to modify its products in response to data obtained from its Beta Product testing program.

         Cost of Sales. Cost of sales decreased by $6,096 (or 6096%) from $6,096 (or 36% of sales) in the third quarter of fiscal 1996 to $0 (or 0% of sales) in the third quarter of fiscal 1997. Cost of sales also decreased by $18,077 (or 53.3%) in the nine months ended March 31, 1997 to $15,855 (or 42.3% of sales) from $33,932 (or 62.9% of sales) for the nine months ended March 31, 1996. The foregoing decreases in cost of sales resulted primarily from corresponding decreases in the level of sales.

         Selling, General and Administrative Costs. Selling, General and Administrative Costs ("SGA") increased by $101,594 (or 72.4%) from $140,359 (or 818.2% of sales) in the third quarter ending March 31, 1996 to $241,953 (or 2431.2% of sales) in the same period ended March 31, 1997. SGA similarly increased $241,957 (or 93.8%) from $257,938 (or 478.8% of sales) in the nine month period ending March 31, 1996 to $499,895 (or 1335% of sales) in the same period 1997. Such expenses were incurred to develop the necessary organizational infrastructure to support the implementation of the Company's business plan, and as a result of expenses incurred in relation to the Company's proposed public offering. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for PSI's offices. Because the level of SGA which is required to maintain adequate corporate infrastructure is relatively fixed in nature, management anticipates that such expenses as a percentage of sales will decline as total sales levels increase.

         Development Costs. Development Costs increased by $6,971 (or 28%) from $25,313 (or 147.5% of sales) in the third quarter of fiscal 1996 to $32,284 (or 324.4% of sales) for the same period ended March 31, 1997. Similarly, development costs increased $36,109 (or 24.1%) from $149,846 (or 278% of sales) in the nine months ended March 31, 1996 to $185,955 (or 497% of sales) for the same period ended March 31, 1997. Such increases in development expense were primarily attributable to costs incurred to support modifications and error corrections discovered during Beta Product testing of the PowerTrader suite of products.

         Net Loss. As a result of the foregoing, PSI experienced net losses of $264,285 (or 2,655.6% of sales) and $154,614 (or 901.3% of sales) for the three months ended March 31, 1997 and 1996, respectively. For the nine months ended March 31, 1997 and March 31, 1996, PSI experienced net losses of $664,275 (or 1,774.7% of sales) and $387,842 (or 719.9% of sales), respectively. Such losses may be offset in part by the use of net loss tax carry forwards in future years. Because of additional research and development expenses and the additional personnel expenses which the Company believes will be necessary to establish its competitive and market position and build the organizational infrastructure required to support implementation of the Company's growth strategy, the Company expects to incur further losses in the future. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of PSI's current products fall below expectation.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. Although the Company believes that the proceeds of this offering and, to a lesser extent, cash generated from operations, will be sufficient to fund its operations and planned capital expenditures for at least the next twelve months, there can be no assurance that the Company will not require additional financing during that time or thereafter. The Company has no plans to secure any such additional financing. The inability of the Company to obtain additional financing, if necessary, on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds were raised by the issuance of equity securities, further dilution to existing stockholders could result.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern. The Company believes that the net proceeds of this offering will significantly improve the capital resources of the Company and thereby address certain of the going concern conditions. Accordingly, the Company considers the conditions which resulted in questions about the Company's ability to continue as a going concern will be substantially alleviated through this offering.

Income Taxes

         PSI did not have any material current or deferred income tax liabilities at June 30, 1996 and June 30, 1995. However, PSI did have available tax benefits of loss carry-forwards for 1996 and 1995 totaling $1,052,800 and tax benefits related to depreciation for 1996 and 1995 totaling $41,900. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly, the tax benefits have been reduced by a valuation allowance of $281,900 in 1996 and $210,300 in 1995.

                           PART II - OTHER INFORMATION



Item 6.           Exhibit and Reports on Form 8-K



         (A)      See Exhibit Index



         (B) No current reports on Form 8-K have been filed during the three months ended March 31, 1997

                                PowerTrader, Inc.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PowerTrader, Inc.





Date: May 19, 1997                      By: /s/ David C. Furlonger
                                           ------------------------------
                                           David C. Furlonger
                                           Secretary, Chief Financial Officer,
                                           and Director

                                  EXHIBIT INDEX



Exhibit Number                 Description
--------------                 -----------



     27.1                 Financial Data Schedule