Form 10KSB
period 1997-06-30
POWERTRADER INC
filed 1997-09-29
CIK 1023676

Washington, DC 20549

                                   FORM 10-KSB

 |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997

 |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-22329

                                POWERTRADER, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                              98-0163116
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

101 South Hanley, St. Louis, MO                                   63105
(Address of Principal Executive Offices)                       (Zip Code)

                                 (604) 685-1529
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
Title of Each Class                                on Which Registered

       None                                                -

Securities registered under Section 12(g) of the Act:

                      Common Stock $.01 par value per share

                       Warrants expiring in the year 2002.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

|_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year. $44,373

At September 26, 1997, the aggregate market value of the voting and non-voting common equity held by non-affiliates of PowerTrader, Inc. (the "Company") was approximately $18,196,260, based on the last issue price of the common stock reported by the Company on July 21st, 1997.

At September 19th, 1997, the Company had outstanding 7,883,115 shares of Common Stock.

Transitional Small Business Disclosure Format:

Yes        No   X

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

  ITEM 1.         Description of Business

  ITEM 2.         Description of Property

  ITEM 3.         Legal Proceedings

  ITEM 4.         Submission of Matters to a Vote of Security Holders

                                     PART II

  ITEM 5.         Market for Common Equity and Related Stockholder Matters

  ITEM 6.         Management's Discussion and Analysis

  ITEM 7.         Financial Statements

  ITEM 8.         Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosures

                                    PART III

  ITEM 9.         Directors, Executive Officers, Promoters and Control Persons;
                       Compliance With Section 16(a) of the Exchange Act

  ITEM 10.        Executive Compensation

  ITEM 11.        Security Ownership of Certain Beneficial Owners and Management

  ITEM 12.        Certain Relationships and Related Transactions

  ITEM 13.        Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1.  Description of Business

Overview

         PowerTrader, Inc., through its wholly-owned subsidiary PowerTrader Software Inc., designs, develops, markets and supports informational and analytical desktop decision support and risk management systems for both securities professionals (including securities brokerage firms, investment advisors and trust companies) and individual investors. The Company's products enable its clients to capture an incoming stream of market data provided by Market Data Vendors, store such market data for future reference, display selected data in tabular and graphic form and analyze the data to discover trading opportunities. The Company's systems are modular, scalable and allow clients to leverage their investments in existing systems. Individual components of the Company's systems can function independently, giving clients the ability to build their system over time to integrate existing software which is meeting their current needs. The Company's systems have been licensed to more than 200 investors. Marketed directly, as well as through distribution partners, in the United States, Canada, Europe and the Asian/Pacific region, the Company's products are believed to offer a combination of analytical capabilities and trading information.

Formation of the Company

         The Company was incorporated under the laws of the State of Delaware on August 22, 1996, and acquired all of the issued and outstanding shares of the common stock of PowerTrader Software Inc. on January 2, 1997 in a series of transactions with the holders of such shares conducted in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933, as amended. PowerTrader Software Inc., which conducts all of the Company's operations, was incorporated under the laws of the Canadian Province of British Columbia on December 29, 1988, under the original corporate name "Corporate Media Solutions, Inc."

Industry Background

         The worldwide securities industry is undergoing rapid change. Significant increases in trading volumes, driven by demand for financial investment services from an increasing number of persons in the 40-65 year old age group, widespread use of complex derivative and other financial instruments, and increased use of "marked-to-market" accounting and "value at risk" methodologies, have imposed heavy demands on the system infrastructures of many securities firms and institutional investors. Concurrently, the growth of global financial markets has attracted new providers of financial services, including discount brokerages, insurance companies, banks and trust companies, and changed the manner in which financial services are provided, such as the adoption of on-line trading systems. To successfully compete in this evolving environment, securities professionals are expected to increasingly rely on information systems to lower transaction costs, manage the exponentially increasing data flow and provide value-added analysis services.

         As demographic, instrumental and accounting changes have changed the means by which securities professionals compete, advances in telecommunications and information technology have fundamentally altered the way individuals invest. The emergence of the Internet as a tool for accessing detailed, current information has given individual investors the capability to take charge of their investments and raised their level of sophistication. As a result, the Company believes that individual investors will increasingly require analytical tools to manage available data and uncover investment opportunities.

         The existing information systems installed by most investors were typically designed to function within the limits of the then available telecommunication and information technology. Accordingly, existing systems are limited in their ability to collect and rapidly process incoming data flow. In addition, such systems are generally inflexible and lack the ability to display proprietary trading indicators or other analytic methodologies. Because existing systems lack such sophistication, they do not provide the tools which the Company believes are required for securities professionals and individual investors to make effective investment decisions.

The PowerTrader Solution

         The Company seeks to provide solutions to the informational and analytical challenges of both securities professionals and individual investors. The Company's products provide an efficient application capable of supporting rapid deployment of data and analytical functionality. The Company's products run in a Windows environment for ease of use.

Business Strategy

         The Company's objective is to capitalize on the experience of its management in the securities industry to become a leading provider of analytical and informational systems to both securities professionals and individual investors. The Company's strategy for achieving this objective includes the following elements:

         Implement Dual Market Strategy. The Company intends to aggressively pursue both the securities professional and individual investor portions of the market for decision support and risk management systems. The Company believes that its service to both portions of the market results in additional benefits not generally enjoyed by competitors serving one portion of the market or the other. Because the Company deals with more technically oriented securities professionals, the Company's personnel are required to have a sophisticated knowledge of analytical and risk management methodologies. The Company has found that such knowledge enhances the Company's ability to tailor products and services to meet the needs of individual investors. Further, the Company has found that the more progressive marketing concepts utilized by it in the individual investor portion of its business can be applied to enhance demand from securities professionals for the Company's products and services.

         Expand Product Portfolio. The Company intends to expand its product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the securities industry and the Company develops and enhances products internally to meet clients' needs. If the Company has the opportunity to purchase or license proven products at a reasonable cost, it will do so in order to avoid the time and expense involved in developing new products.

         Pursue Distribution Alliances. The Company has entered into two arrangements with securities market participants to distribute the Company's products to their respective clients under private labels. The Company intends to focus on building similar distribution alliances that will extend the Company's market presence.

         Expanded Services. The Company intends to expand the products and services distributed through its Financial Wire Internet web site to include additional news, end-of-day trading data, charting applications, investment newsletters, articles of general or educational interest, and advertising. In addition, the Company intends to expand its consulting services to design and configure the architecture of a clients' systems including networking, systems integration and data conversion.

         Leverage Existing Customer Base. With a licensed customer base of more than 200 users and two distribution partners, the Company believes significant opportunities exist to license additional products to its existing customer base. The Company's strategic plan envisions continuing introduction of new products that will complement the core functionality of existing systems, thereby allowing PowerTrader to leverage its existing customer base by offering new modules and products, platform conversions and value added consulting services.

Products

         The Company has developed a comprehensive suite of products to manage and analyze information available to securities professionals and private investors. A client can purchase a comprehensive system or can buy modules separately to match its individual needs. The Company's systems facilitate effective decision making and delivery of high quality services.

                      Number of
Product            Licenses Issued              Product Description
-------            ---------------              -------------------

Server                   135            Decodes  data  feeds  and  arranges  the
                                        resulting data into an accessible data base.

PowerTrader
Pro-Vision               135            Displays a  continually  refreshed  data
                                        base   created  by   PowerTrader   in  a
                                        customizable   and  searchable   tabular
                                        format.

PowerTrader Analyst      225            Displays  data base created by Server in
                                        a    charting    package    facilitating
                                        technical    securities   analysis   and
                                        custom/proprietary    indicators   using
                                        Microsoft Excel and Visual Basic.

Data Manager             225            A data retrieval helper  application for
                                        use   with   Netscape    Navigator   and
                                        Microsoft Explorer to replace data which may have been lost in the creation of the customer's data base. Data Manager permits the customer to retrieve data from the Company's Internet web site.

Formula One              225            A series of dynamic data exchange  links
                                        to four custom spreadsheet templates.


         In addition to the foregoing products, which have been designed primarily for the securities professional, the Company has developed and markets on a subscription basis its Financial Wire products and services. Through its Financial Wire Internet web site, the Company offers the individual investor the opportunity to use PowerTrader Analyst and Data Manager in conjunction with an end-of-day data file retrieved through the Company's Internet server.

Services and Support

         Client service is an important component of the Company's operations. The Company's client/service team generally provides implementation, application and support, education and consulting services to the Company's clients. Additional client services are provided through computer-based training or formal instructor-led, Company sponsored educational courses and seminars. Through its Registered Associate Members Plan ("RAMP"), the Company offers a pre-paid maintenance program covering software upgrades and toll-free telephone technical support service.

         The Company intends to opportunistically expand the range of client support services it provides in order to strengthen relationships with its clients. Such services may include customized programming, private product labeling and collaborative web site maintenance.

Product Development

         The Company is dedicated to providing state-of-the-art, integrated systems for the securities industry. The cornerstone of the Company's development efforts is its commitment to open client/server architecture and Internet technology.

         The Company's current project development efforts use object orientated program methodologies. This allows the Company to develop applications based on reusable libraries of code that the Company believes results in more cost effective and rapid product development cycles. The Company extensively employs Microsoft tool sets and standards in its product development efforts. The Company believes that use of these standards and tools facilitates interfacing with other systems and products.

         The Company plans to expand its product line to meet the evolving needs of its clients. The Company currently evaluates its offerings to determine what additional products or enhancements are required by the securities industry and develops or enhances products internally to meet clients' needs. However, if the Company can purchase or license proven products at reasonable costs, it will do so in order to avoid the time and expense involved in developing products. Currently, the Company's product development team is focused on the following projects:

         Data Mill. An open client/server architecture system which permits securities professionals to consolidate two or more data feeds for distribution to terminals on a local area network or the Internet.

         I-Deal. A fully-integrated cross-platform system facilitating third party institutional customers to place brokerage orders, access their accounts and other on-line resources through Internet technology. I-Deal will be fully integratable with the leading "back office" brokerage operations software support systems.

         For the fiscal years ended June 30, 1996 and 1997, the Company invested $203,933 and $265,303, respectively on research and development. The Company expects to continue to make significant investments in research and development, however, there can be no assurance that the Company's financial and technological resources will permit it to develop or market new products successfully or respond effectively to technological changes.

Sales and Marketing

         The Company's existing customers include a broad range of securities professionals and institutional investors in the United States and around the world. The Company's products are licensed for use at more than 200 customer terminals. The Company's installed customer base includes:

 Canaccord Capital Corporation, Ltd.       Yorkton Securities, Inc.
 Mohawk Oil                                Marleau Lamier Securities
 Bank of Montreal                          Robert Thomas Securities
 Merrill-Lynch                             Hong Kong Bank Discount Trading Corp.
 North American Quotations
 Fidelity Investments, Inc.

         The Company markets its products in the United States, Canada, Europe, the United Kingdom and the Far East directly through its sales force and indirectly through its distribution partners. The Company's current direct sales force is located in the Company's Vancouver, British Columbia headquarters, from which the Company's products are marketed primarily through telemarketing and electronic means. In addition, the Company uses direct-mail, press releases, customer referrals and trade show participation to generate sales leads. The Company plans to expand its direct sales force by adding field sales personnel in the future to increase market exposure and penetration.

         The Company's sales and marketing efforts are significantly augmented by its strategic relationships with distribution partners which generally offer related products and services. To date, the Company has entered into a joint marketing arrangement with North American Quotations under which such MDV will provide product information and demonstration versions of the Company's products to their customers. In addition, the Company has entered into a distribution alliance with Hong Kong Bank Discount Trading Corp. under which the Company's PowerTrader Analyst product will be distributed to each of such brokerage's 2000 customers under the name PowerCharts. The Company has also entered into a renewable, one year contractual arrangement with Yorkton Securities Inc., in the form of a site license for the Company's Financial Wire product suite. The Company believes that such arrangements will significantly increase the Company's market presence and permit its distribution partners to offer a complete data feed, information storage and analysis system.

         Products are generally shipped as orders are received, and, accordingly, the Company has historically operated with virtually no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

Competition

         The market for informational and analytical systems applicable to the securities industry is intensely competitive and rapidly evolving. Most of the Company's revenues are derived from lengthy, competition procurement processes managed by sophisticated purchasers that extensively investigate and compare the products offered by the Company and its competitors. The Company competes directly with other vendors of similar systems and faces further competition from internal management information systems departments of large securities brokerages, many of which have developed functionally competitive proprietary systems. The Company believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of client support, product performance and price. The Company has formulated and intends to implement a pricing strategy which provides potential consumers with a basic suite of products and current end-of-day data on a monthly subscription basis. The Company believes that this pricing structure will differentiate it from its competitors which principally charge for the software package and supply end-of-day market data on a transaction based fee. There can be no assurance that the Company will be able to compete successfully with respect to any of such factors.

         Many of the Company's current and potential competitors have significantly greater financial, managerial, developmental, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce systems more rapidly than the Company, or systems with significantly greater functionality than and superior overall performance to those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to offer products that address the needs of current and potential customers. New competitors or new alliances among competitors may emerge and quickly acquire market share. Competition may, therefore, result in significant price reductions, decreased gross revenues, loss of market share and reduced acceptance of the Company's products.

         The Company competes with a large number of system vendors, some of which sell comprehensive systems and some of which sell products which compete with only one or more modules of the Company's products. The Company's believes that it is, and will be, competitive in the market place as a result of its current and future products' functional compatibility, sophistication, open client/server architecture and price; the ability of each of its users to customize the systems to meet their unique needs; and the high level of service the Company provides to all clients.

Intellectual Property

         The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights.

         The Company generally enters into confidentiality agreements with its consultants, key employees and sales representatives and generally controls access to and distribution of its software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. Although the Company intends to defend its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its intellectual property or that the Company's competitors will not independently develop software that is substantially equivalent or superior to the Company's software.

         The Company is subject to the risk of alleged infringement by it of the intellectual property rights of others. Although the Company is not currently aware of any pending or threatened infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims or that any such claims will not require the Company to enter into licensing agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on the Company's business, financial condition and results of operations.

Employees

         As of June 30, 1997, the Company employed 12 persons, all of whom serve on a full-time basis. The Company's employees are not represented by a labor union and the Company's management believes that its relationships with its employees are good.

         The Company believes its future success will depend in large part, upon the continued service of its key technical and senior management personnel and upon the Company's continued ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future.

ITEM 2.  Description of Properties

         The Company operates through its wholly owned subsidiary PowerTrader Software Inc., which occupies two offices having, in the aggregate, approximately 4000 square feet in Vancouver, British Columbia under two leases expiring in 1998 and 1999, respectively. The Company also maintains a sales and marketing office in Melbourne, Australia. The Company believes that its existing facilities will be adequate to meet its current anticipated requirements and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.  Legal Proceedings

         The Company is not presently party to any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders.

                                    PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

         As of September 19, 1997, there is no public trading market for the Company's Common Stock and Warrants. As of such date, the number of holders of record of each class of security is 139 and 30, respectively.

         As of such date, an aggregate of 600,000 shares of Common Stock are subject to outstanding warrants and 460,000 shares of Common Stock are subject to outstanding options. Currently, none of the shares outstanding held by stockholders of the Company are eligible for sale pursuant to Rule 144 under the Securities Act.

         The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain cash flow for the development of the Company's business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including, among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors as the Board of Directors may deem relevant.


ITEM 6.  Management's Discussion and Analysis

         The following should be read in conjunction with the Financial Statements and Notes. When used in this Management's Discussion and Analysis, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         PowerTrader, Inc. ("PowerTrader" or the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996 for the purpose of acquiring the business of PowerTrader Software Inc. in a merger, exchange of shares or other business combination. Its sole director, officer and shareholder was Mr. Withrow. In January, 1997, PowerTrader consummated a transaction with the shareholders of PowerTrader Software Inc. ("PSI") pursuant to which PowerTrader became the holder of all of the issued and outstanding shares of PSI's capital stock, issued an aggregate of 4,174,597 to the former shareholders of PSI (including 1,467,696 shares to a corporation controlled by Mr. Withrow) and assumed liabilities to issue an aggregate of 2,289,517 shares and options to purchase an additional 149,999 shares of common stock to certain creditors of PSI. Prior to such transactions, the Company had not engaged in any business activity, other than with respect to organizational matters, and had no predecessors.

         Through its wholly owned subsidiary, PSI, the Company designs, develops, markets and supports informational and analytical desktop decision support and risk management systems for both securities professionals (including securities brokerage firms, investment advisors and trust companies) and individual investors. Substantially all of the Company's sales have resulted from the distribution of Beta Products and product development work continues; accordingly, the Company remains a development stage company.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales.
         Sales decreased 12.9% during the year ended 30 June 1997 from the same period in 1996. Sales during each of the periods compared have been significantly impacted by the limited financial resources available to the Company for allocation to advertising and beta product marketing. Sales in fiscal 1997 decreased primarily due to management's decision to focus on new market opportunities. Consequently, the marketing efforts were de-emphasized and greater importance was placed into developing products to capitalize on these new opportunities resulting from the new network paradigm.

Cost of Sales.

         Cost of sales decreased by $12,655 (or 30.9%) from $40,910 (or 80.3% of sales) in fiscal 1996 to $28,255 (or 63.7% of sales) in fiscal 1997. The decrease in cost of sales from fiscal 1996 to fiscal 1997 resulted primarily from improved economies of scale and a continued restriction on resources to market the company's products.

Selling, General and Administrative Costs.

         Selling, General and Administrative Costs ("SGA") increased by $248,713 (or 61.4%) from $405,099 (or 794.8% of sales) in the year ending 30 June 1996 to $653,812 (or 1,473.4% of sales) in the same period ended 30 June 1997. Such expenses were incurred to develop the necessary organizational infrastructure to support the implementation of the Company's business plan, and as a result of expenses incurred in relation to the Company's proposed public offering. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for PSI's offices. Because the level of SGA which is required to maintain adequate corporate infrastructure is relatively fixed in nature, management anticipates that such expenses as a percentage of sales will decline as total sales levels increase.

Development Costs.

         Development Costs increased by $61,370 (or 30%) from $203,933 (or 400% of sales) in the fiscal period ending 30 June 1996 to $265,303 (or 597.9% of sales) for the same period ended 30 June 1997. Such increases in development expense were primarily attributable to costs incurred to support modifications and error corrections discovered during beta product testing of the PowerTrader suite of products and the development of a new series of Internet based applications.

Net Loss.

         As a result of the foregoing, the Company experienced a net loss of $902,997 (or 2,035.% of sales) in fiscal 1997 compared to a net loss of $598,971 (or 1,175.1% of sales) in fiscal 1996. Such losses may be offset in part by the use of net loss tax carry forwards in future years. Because of additional research and development expenses and the additional personnel expenses which the Company believes will be necessary to establish its competitive and market position and build the organizational infrastructure required to support implementation of the Company's growth strategy, the Company expects to incur further losses in the future. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fall below expectation.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. Although the Company believes that the proceeds of these offerings and, to a lesser extent, cash generated from operations, will be sufficient to fund its operations and planned capital expenditures for at least the next twelve months, there can be no assurance that the Company will not require additional financing during that time or thereafter. The Company has no plans to secure any such additional financing. The inability of the Company to obtain additional financing, if necessary, on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds were raised by the issuance of equity securities, further dilution to existing stockholders could result.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern. The Company believes that the potential success in securing any development contracts for work currently in progress and tenders under negotiation will significantly improve the capital resources of the Company and thereby address certain of the going concern reservations. Accordingly, the Company considers the conditions which resulted in questions about the Company's ability to continue as a going concern will be substantially alleviated through this process.

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1997 or 1996. However, the Company did have available tax benefits of loss carry-forwards for 1997 totaling $1,778,400 including a total in 1996 of $1,012,000. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly, the tax benefits have been reduced by a valuation allowance of $758,000 in 1997 and $495,500 in 1996.

ITEM 7.  Financial Statements

The  Company's  Balance  Sheet  as of  June  30,  1997  and  the  Statements  of
Operations, Stockholders' Equity and Cash Flows for the years ended June 30, 1997 and June 30, 1996 together with the notes thereto and the reports of the Company's independent auditors, thereon, are included as a separate section of this report which begins on page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16 (a) of the Exchange Act.

The following table sets forth certain information concerning the directors, executive officers and other key employees of the Company:

      Name                  Age                       Position
      ----                  ---                       --------

Michael C. Withrow          34           Director, Chairman, President and Chief
                                         Executive Officer

David C. Furlonger          35           Director, Chief Financial Officer and
                                         Secretary

George E. McCord            57           Director, Chief Information Officer


         The services of Messrs. Withrow and Furlonger are provided to the Company under an agreement with corporations wholly owned by such persons. Mr. McCord devotes up to an aggregate of 120 hours a month to the Company's business. Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company:

Michael C. Withrow has been a director, Chairman and President of the Company since its inception in August 1996. Also, Mr. Withrow has served as a director of PSI, since its inception in 1988 and in August, 1994, became President. In September 1996, he was named Chairman of the Board of PSI. From 1990 to 1992, Mr. Withrow was engaged as an account executive with Merisel, Canada, a multinational distributor of computer equipment, from 1992 to 1993 as a private professional securities trader, and from 1993 to 1994 as an institutional securities trader with Canaccord Capital Corporation, Ltd., Vancouver, British Columbia.

David C. Furlonger has been a director, Secretary and Chief Financial Officer of the Company since its inception in August 1996. In September 1996, Mr. Furlonger was named a director of PSI. From April, 1995 to March, 1996, Mr. Furlonger served as Senior Proprietary Trader for Commerzbank AG, London, United Kingdom. For more than five years prior thereto, he was employed by Baring Brothers & Co. serving most recently as a manager within the treasury and trading operations.

George E. McCord was elected by the Board to fill a vacancy on the Board in June 1997. For the last eight years, Mr. McCord has acted as a Principal in the Financial Markets Consulting Group, New York, NY. Prior to this, he served for five years as Vice President Information Systems Development at Instinet Corporation, New York, NY.

         The Board of Directors of the Company consists of three members. The Company's Certificate and Bylaws provide that the Board of Directors will consist of three classes serving staggered three year terms, so that approximately one-third of the directors will be elected at each annual meeting. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors.
                                       15

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, furnished to the Company, the Company believes that two reporting persons (Messrs. Withrow and Furlonger) each failed to file on a timely basis one Form 4, each of which would have disclosed an award of employer stock options. In addition, Mr. George McCord failed to file on a timely basis a Form 3 upon his election as a director of the Company.

ITEM 10.  Executive Compensation

Executive Compensation

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the chief executive officer of the Company for all services rendered in all capacities to the Company and its predecessors. No other officers of the Company earned compensation of more than $100,000 during the fiscal year ended June 30, 1997.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation
Name of Principal           ------------------------------         Other Annual
    Position                Year       Salary        Bonus         Compensation
    --------                ----       ------        -----         ------------

Michael C. Withrow          1996      $62,963          -                -
 Chairman, President
 and CEO of the Company


                                    Number of
                                   Securities              Percent of Total
                                   Underlying             Options Granted to
                                     Options             Employees in Fiscal
           Name                      Granted                     Year                  Exercise Price            Expiration Date
           ----                      -------                     ----                  --------------            ---------------

Michael C. Withrow                   200,000                    43.5%                       2.00                    April 2000



         PSI has entered into an employment agreement with 458468 BC Ltd., a British Columbia corporation wholly owned by Michael C. Withrow ("458468"), the Company's Chairman and President. Pursuant to that agreement, 458468 will provide the services of Mr. Withrow to manage PSI's operations. The agreement with 458468 will expire in September, 1999, subject to renewal, at the option of PSI, for an additional three year term. The agreement with 458468 contains non-competition clauses that provide, in pertinent part, that during the term of the agreements, as they may be extended, and for a period of one year thereafter, 458468 will not engage in any activity competitive with the business of PSI, will not solicit or attempt to solicit customers or employees of PSI, and will not otherwise interfere with PSI's business relationships.


Director Compensation

         Under the Company's present policy, no director of the Company is entitled to receive compensation for services rendered to the Company as a director. Directors are entitled to be reimbursed for expenses incurred by them in attending meetings of the Board of Directors and its committees.

ITEM 11.  Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information as of September 19, 1997, concerning the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, each director, each executive officer named in the Summary Compensation Table above, and all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

Name and Address
of Beneficial Owner                         Amount                     Percent
-------------------                         ------                     -------

Michael C. Withrow                          1,667,697(1)               21.2%
12-1850 Argue Street
Port Coquitlam,
 British Columbia

David C. Furlonger                            450,000(2)                5.7%
11837 190th Street
Pitt Meadows,
 British Columbia

George E. McCord                               50,000(3)                  *

All directors and                           2,167,697                  27.5%
executive officers
as a group  (2 persons)
-------------------------------

 *       Less than 1%.

 (1) The stated number of shares are held of record by 458468 of which Mr. Withrow is the sole shareholder. Includes 200,000 shares subject to acquisition by 458468 upon exercise of currently exerciseable options.

 (2) The stated number of shares are held of record by Peridot International Enterprises, Ltd. ("Peridot") of which Mr. Furlonger is the controlling shareholder. Includes 100,000 shares subject to acquisition by Peridot upon exercise of currently exerciseable options.

 (3) The stated number of shares are comprised of shares subject to acquisition by Mr. McCord upon exercise of currently exerciseable options.


ITEM 12. Certain Relationships and Related Transactions

         From time to time, the Company and its wholly owned subsidiary, PSI, have engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning such transactions and relationships which have occurred during the past two fiscal years or which are presently proposed.

         On August 1, 1995, Michael C. Withrow, a director and the Chairman, President and Chief Executive Officer of the Company converted a debt owed to him by PSI of approximately $58,736 incurred to fund working capital into equity of 1,857,645 shares of PSI's common stock and transferred those shares to 458468. The debt was payable on demand and did not provide for the payment of interest. The conversion ratio was determined by reference to the recent sale prices of PSI's common stock to unaffiliated parties.

         On October 24, 1996, PSI entered into an agreement, effective as of October 24, 1996, with Peridot, of which David C. Furlonger is the controlling shareholder. Pursuant to such agreement, Peridot provides the services of Mr. Furlonger, a director and the Chief Financial Officer and Secretary of the Company, to act as principal accounting manager to PSI in exchange for an annual fee of approximately $51,852, the right to receive certain options to purchase a portion of the Company's common stock, and 350,000 restricted shares of the Company's common stock.

         On January 2, 1997, the Company acquired all of the issued and outstanding shares of PSI, in which David C. Furlonger and Mr. Withrow are directors and Mr. Withrow held a substantial equity interest. As a result of the transaction, 458,468 became the beneficial owner of 1,467,696 shares of the Company's Common Stock.

         On June 12, 1997,  PSI entered into a consulting  agreement with George
E. McCord, a director and the Chief Information Officer of the Company. Pursuant to such agreement, Mr. McCord provides to the Company up to 120 hours per month of telephonic or other advice and counsel regarding the Company's business in exchange for an annual fee of approximately $88,800, payment of 66.67% of all travel, accomodation and incidental expenses incurred with respect to travel and the right to receive a certain number of shares upon the first annual anniversary of the date of the consulting agreement.

         Except for the June 12, 1997 agreement with Mr. McCord, the terms and conditions of the foregoing transactions were not negotiated on an arms-length basis and inherently involve conflicts of interests between the Company and the related party. All future transactions between the Company and its officers, directors, principal stockholders and affiliates are required to be approved by a majority of the independent and disinterested outside directors and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties under similar circumstances.

ITEM 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  See Exhibit Index beginning on page E-1 of this Report.

         (b)      Reports on Form 8-K.

                  A report on Form 8-K was filed with the Commission dated May 2, 1997, disclosing the acquisition of certain intellectual properties and, as part of the acquisition, the issuance of 125,000 shares of Common Stock in reliance on Regulation S.

                  A report on Form 8-K was filed with the Commission dated May 2, 1997, disclosing the issuance of 100,000 units, each consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock, in reliance on Regulation S.

                                                               Auditors' Report


To The Shareholders
PowerTrader, Inc.


We have audited the Consolidated Balance Sheets of PowerTrader, Inc. (A Development Stage Company) as at June 30, 1997 and 1996 and the Consolidated Statements of Loss, Cash Flow, and Changes in Shareholders' Equity (Deficit) for each of the years in the three year period ended June 30, 1997. We have also audited the Consolidated Statements of Loss, Cash Flow and Changes in Shareholders' Equity (Deficit) for the period from December 29, 1988 (inception of PowerTrader Software Inc.) to June 30, 1997 (cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerTrader, Inc. as at June 30, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1997 and the period from December 29, 1988 (inception) to June 30, 1997 (cumulative) in accordance with the generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses, has an accumulated deficit and a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia
August 15, 1997                                      CHARTERED ACCOUNTANTS


                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                                     Consolidated Balance Sheets
                                                     (Expressed in U.S. Dollars)

June 30                                                                                1997                1996
-----------------------------------------------------------------------------------------------------------------
Assets

Current
Cash                                                                           $     99,986       $     127,077
Deposits and prepaids                                                                12,883               2,392
                                                                         ----------------------------------------
                                                                                    112,869             129,469

Fixed assets, note 3                                                                754,741              57,249
                                                                         ----------------------------------------
                                                                                $   867,610       $     186,718
-----------------------------------------------------------------------------------------------------------------

Liabilities

Current
   Accounts payable and accrued liabilities, note 3                             $   362,520       $     168,655
Notes payable, note 4                                                                74,248                   -
 Current portion of capital lease obligations, note 5                                 5,894               5,810
                                                                         ----------------------------------------
                                                                                    442,662             174,465

Capital lease obligations, note 5                                                     2,555               8,166
Share subscriptions, note 6                                                               -             408,089
                                                                         ----------------------------------------
                                                                                    445,217             590,720
                                                                         ----------------------------------------

Shareholders' Equity (Deficit)

Share capital, note 7
   Authorization
The company is authorized to issue 23,000,000 common shares and 2,000,000 preferred shares with a $.01 par value per share

Issued and outstanding common shares                                                986,030             646,331
     7,633,115 Common shares (1996 - 4,174,597)
Capital surplus                                                                   1,389,693                  -
Accumulated deficit during development stage                                    (1,953,330)         (1,050,333)
                                                                         ----------------------------------------
                                                                                    422,393           (404,002)
                                                                         ----------------------------------------
                                                                              $     867,610      $      186,718
-----------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                                 Consolidated Statements of Loss
                                                     (Expressed in U.S. Dollars)


                                                                                                         December 29, 1988
                                                Year Ended         Year Ended        Year Ended           (inception) to
                                                  June 30,           June 30,          June 30,            June 30, 1997
                                                      1997               1996              1995             (cumulative)
--------------------------------------------------------------------------------------------------------------------------

Revenue                                            $44,373            $50,971           $44,026            $     139,370
Cost of Sales                                       28,255             40,910            17,411                   86,576
                                                    16,118             10,061            26,615                   52,794
                                         ---------------------------------------------------------------------------------

Selling, general and                               653 812            405,099           369,910                1,428,821
   Administrative costs
Development costs                                  265,303            203,933           108,067                  577,303
                                         ---------------------------------------------------------------------------------

Net loss                                      $  (902,997)       $  (598,971)       $ (451,362)            $ (1,953,330)
--------------------------------------------------------------------------------------------------------------------------

Loss per share                                   $  (0.16)          $  (0.14)         $  (0.11)
--------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                            Consolidated Statements of Cash Flow
                                                     (Expressed in U.S. Dollars)

                                                                                                       December 29, 1988
                                                Year Ended        Year Ended        Year Ended           (inception) to
                                                  June 30,          June 30,          June 30,            June 30, 1997
                                                      1997              1996              1995             (cumulative)
-------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
Operations
Net loss                                        $(902,997)        $(598,971)        $(451,362)           $  (1,953,330)
Item not involving cash
     Amortization                                   42,210            26,589            15,257                   84,056
Increase (decrease) from
     changes in:
Deposits and prepaids                             (10,491)             (620)           (1,772)                 (12,883)
Accounts payable and
       Accrued liabilities                         193,865            71,997            96,657                  362,519
                                         --------------------------------------------------------------------------------

                                                 (677,413)         (501,005)         (341,220)              (1,519,638)
                                         --------------------------------------------------------------------------------
Financing activities
Notes payable financing received                    74,248                 -                 -                   74,248
Lease financing received                                 -            11,074             7,716                   18,790
Repayment of obligations                           (5,527)           (3,732)           (1,081)                 (10,340)
     under capital leases
Shareholders' advances                                   -           253,917           392,305                  646,222
Issuance of share capital
     and subscriptions                             632,049           408,089                 -                1,040,247
                                         --------------------------------------------------------------------------------
                                                   700,720           669,348           398,940                1,769,167
                                         --------------------------------------------------------------------------------
Investing activity
   Net assets acquired on
     Reverse Acquisition                          314,254                  -                 -                 314,254
   Investment in fixed assets                    (364,702)          (43,690)          (55,405)                (463,797)
                                         --------------------------------------------------------------------------------
                                                  (50,448)          (43,690)          (55,405)                (149,543)
                                         --------------------------------------------------------------------------------
Increase (decrease) in cash                       (27,091)           124,653             2,315                   99,986
Cash, beginning of period                          127,077             2,424               109                        -
                                         --------------------------------------------------------------------------------
Cash, end of period                                $99,986          $127,077            $2,424          $        99,986
-------------------------------------------------------------------------------------------------------------------------

Non-cash transactions
   Shares issued for debt                         $      -           646,222                 -            $     646,222
Share issued for software                         $375,000                 -                 -            $     375,000
     Acquisition
Shares issued on reverse
     Acquisition of software                      $314,254                 -                 -            $     314,254
-------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
            Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                                     (Expressed in U.S. Dollars)

                                                                                                                        Deficit
                                                                                                                        Accumulated
                                      Class "A"                 Class "B"                                               During the
                                       Common                     Common                 Common           Capital       Development
                                  Shares       Amount         Shares     Amount    Shares      Amount     Surplus       Stage
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash
29 December 1988                       -   $          -            -  $      -      100          $70   $        -       $          -

Shares redeemed and
 Cancelled
12 September 1989                      -              -            -         -    (100)        (70)            -                   -

Shares issued
12 September 1989                    100             72          100                73            -            -                   -

Shares redeemed and
 cancelled
12 July 1990                          35           (24)           16      (12)       -            -            -                   -
                         -----------------------------------------------------------------------------------------------------------

Balance at
1 July 1994                           65             48           84       61        -             -            -                  -

Net loss                               -              -            -        -        -             -            -          (451,362)
                         -----------------------------------------------------------------------------------------------------------

Balance at
30 July 1995                          65             48           84       61        -             -            -          (451,362)

Shares issued                  4,174,448        646,222            -        -                                                      -
 for debt

Net loss                               -              -            -        -                                              (598,971)
                         -----------------------------------------------------------------------------------------------------------

Balance at
30 June 1996                   4,174,513        646,270           84       51            -   646,331            -        (1,050,333)
Reverse acquisition
1 January 1997                                                                   5,088,598   314,254            -

Shares issued for
Software share
subscriptions, note 6                  -              -            -        -    2,319,517    23,195      691,943


Computer software, note 3                                                         125,000       1250      373,750

Cash                                   -              -            -        -     100,000       1000      324,000

Net loss                               -              -            -        -           -          -            -          (902,997)
                         -----------------------------------------------------------------------------------------------------------
Balance at
30 June 1997                           -              -            -        -   7,633,115   $986,030   $1,389,693       $(1,953,330)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies

June 30, 1997



Consolidation                     These   financial   statements   include   the
                                  accounts   of   PowerTrader,   Inc.   and  its
                                  wholly-owned  subsidiary  PowerTrader Software
                                  Inc.    ("Software")    (collectively,     the
                                  "Company")  which was  acquired  in a "Reverse
                                  Acquisition".  Software (and not  PowerTrader,
                                  Inc.)  is  treated  as  the   "acquiring"   or
                                  "continuing"  entity for financial  accounting
                                  purposes,  notwithstanding  that  PowerTrader,
                                  Inc.  is  the  continuing   entity  for  legal
                                  purposes.    Accordingly,   the   consolidated
                                  statements of loss are a continuation of Software's financial statements, and therefore reflect (i) the operations of Software from inception (December 29, 1988) and (ii) the operations of PowerTrader, Inc. after January
                                  2, 1997, the date of acquisition.

                                  All significant intercompany transactions and balances are eliminated on consolidation.

Basis of Presentation             The  consolidated  financial  statements  have
                                  been prepared in accordance with generally accepted accounting principles in the United
                                  States.

Foreign Currency Translation      Foreign  monetary  assets and  liabilities are
                                  translated  into US  dollars  at the  rates of
                                  exchange in effect at the balance sheet dates.
                                  Monetary  assets are  translated at historical
                                  rates.   Revenue   and   expense   items   are
                                  translated   at   average    exchange    rates
                                  prevailing  during  the  period,   except  for
                                  amortization which is translated at the same rate as the assets to which it applies.

                                  Foreign currency translation adjustments are included in income.

                                  Exchange ratios between the Canadian and US dollar for periods presented in these financial statements with bracketed figures reflecting the average rate for the period are:

                                  June 30, 1997   US$1.00:      $1.3805 (1.3663)
                                  June 30, 1996   US$1.00       $1.3836 (1.3600)
                                  June 30, 1995   US$1.00       $1.3725 (1.3793)


Fixed Assets                      Fixed    assets   are    recorded   at   cost.
                                  Amortization is provided at the following annual rates:


                                  Computer equipment       30% declining balance
                                  Computer software       100% declining balance
                                  Furniture and equipment  20% declining balance

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - Continued


June 30, 1997


Revenue  Recognition              The Company  records  revenue from the sale of
                                  computer software upon shipment of products.

Research and Development          Research and development  costs are charged to
                                  expense as incurred. Costs


Capitalized Software Costs        Certain  software  development and productions
                                  costs  are   capitalized   upon  a   product's
                                  reaching   technological   feasibility.    The
                                  capitalization of these costs will stop when a
                                  product  is  ready  for  sale.   Technological
                                  feasibility  is considered to be attained when
                                  the  company  has   completed   all  planning,
                                  designing,  coding and testing activities that
                                  are  necessary to  establish  that the product
                                  can   be   produced   to   meet   its   design
                                  specifications including functions, features and technical performance requirements. The
                                  Company has attained technological feasibility on certain products, however, it has not incurred any capitalizable costs with respect to these products.

Estimates and Assumptions         The  preparation  of financial  statements  in
                                  conformity with generally accepted  accounting
                                  principles   requires   management   to   make
                                  estimates  and  assumptions  that  affect  the
                                  reported amounts of assets and liabilities and
                                  disclosure    of    contingent    assets   and
                                  liabilities  at  the  date  of  the  financial
                                  statements   and  the   reported   amounts  of
                                  revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial
Instruments                       The  respective  carrying  value of certain on
                                  balance    sheet     financial     instruments
                                  approximated   their   fair   values.    These
                                  financial  instruments  include cash, accounts
                                  receivable,   accounts   payable  and  accrued
                                  liabilities,  notes  payable and capital lease
                                  obligations.   Fair  values  were  assumed  to
                                  approximate    carrying   values   for   these
                                  financial  instruments  since  they are  short
                                  term  in  nature,   their   carrying   amounts
                                  approximate fair values or they are receivable or payable on demand.

Loss Per Share                    Loss  per  share  is  calculated  based on the
                                  weighted average number of shares outstanding.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - Continued

June 30, 1997


New Accounting
Pronouncements                    Statement  of Financial  Accounting  Standards
                                  No.   123,   "Accounting   for   stock   based
                                  compensation"  (SFAS No.  123).  SFAS No.  123
                                  encourages  entities  to adopt the fair  value
                                  method   in   place  of  the   provisions   of
                                  Accounting  Principles  Board  Opinion No. 25,
                                  "Accounting  for stock  issued  to  employees"
                                  (APB No. 25) for all arrangements  under which
                                  employees  receive  shares  of  stock or other
                                  equity  instruments  of  the  employer  or the
                                  employer  incurs  liabilities  to employees in
                                  amounts  based on the price of its stock.  The
                                  Company has elected to continue accounting for
                                  stock   options   issued   to   employees   in
                                  accordance with APB No. 25 but will disclose the effects of stock options in accordance with SFAS No. 123. The adoption did not have a material effect on the Company's financial position or results of operations.

                                  Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128") issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard simplifies guidelines regarding the calculation and presentation of earnings per share. The Company does not expect adoption to have a material effect on the presentation of its results of operations.

                                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                  SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, SFAS 130 may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - Continued

June 30, 1997



New Accounting
Pronouncements
continued                         In  June  1997,   the   Financial   Accounting
                                  Standards   Board   issued   SFAS   No.   131,
                                  Disclosures  and Segments of an Enterprise and
                                  Related   Information   ("SFAS   131")   which
                                  supersedes  SFAS No. 14,  Financial  Reporting
                                  for  Segments of a Business  Enterprise.  SFAS
                                  131  establishes  standards  for the way  that
                                  public  companies  report   information  about
                                  operating   segments   in   annual   financial
                                  statements and requires  reporting of selected
                                  information   about   operating   segments  in
                                  interim  financial  statements  issued  to the
                                  public.  It  also  establishes  standards  for
                                  disclosures  regarding  products and services,
                                  geographic areas and major customers. SFAS 131
                                  defines  operating  segments as  components of
                                  company   about   which   separate   financial
                                  information is available that is regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                  SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of SFAS 131, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997


1.       Nature of Business and Continued Operations

         PowerTrader, Inc. and Software (the "Company") design, develop, market and support informational and analytical desktop decision support and risk management systems. Software was originally incorporated on December 29, 1988 under the name Corporate Media Solutions, Inc. On November 6, 1989, it changed its name to Precision Investment Services and on April 16, 1996, changed its name from Precision Investment Services, Inc. to PowerTrader Software Inc. The Company was inactive until July 1994 when it commenced development of its current suite of software products. On January 2, 1997, The Company was acquired in a Reverse Acquisition by PowerTrader Software, Inc. (Note 2).

         To date, since the Company has only sold Beta product and support services, major product development work continues and the Company has not yet recorded significant sales, accordingly, the Company is still a development stage company with its principal business and assets in Canada and its revenue earned in Canada.

         These financial statements are stated in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis. As reflected in these financial statements, the Company has at June 30, 1997 an accumulated deficit of $1,953,330 and a working capital deficiency of $329,793. In addition, the Company has incurred operating losses in each of the last three years. These factors among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing through private or public share offerings or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the recognized amounts for the assets and liabilities.

         Management's plans in this regard are to obtain financing from private or public share offerings or debt until such time that sufficient revenue can be generated to sustain continuing operations.


2.       Acquisition

         On January 2, 1997, PowerTrader, Inc. entered into an agreement with the shareholders of Software whereby it acquired all of the outstanding shares of Software in exchange for 4,174,597 common shares. The transaction was accounted for as a Reverse Acquisition, utilizing historical costs. Software is in the same business as PowerTrader, Inc. The financial position of PowerTrader, Inc. as of January 2, 1997 is summarized as follows:

                         Tangible assets                      $ 314,468
                         Liabilities                              (214)
                                                              ---------
                         Shareholders' equity                 $ 314,254
                                                              =========

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997



         The following is a summary of pro-forma sales, pro-forma net loss and pro-forma loss per share for the Company under the assumption that the Reverse Acquisition was completed on July 1, 1996.

                                               1997             1996
                                           (Unaudited)       (Unaudited)
                                           -----------       -----------
         Pro-forma sales                     $ 44,373         $ 50,971

         Pro-forma net loss               $ 1,164,029         $598,971

         Pro-forma loss per share            $ (0.20)          $(0.14)

3.       Fixed Assets

                                          Accumulated
                             Cost        Amortization     1997 Net     1996 Net
                             ----        ------------     --------     --------
Computer equipment         $186,666         $52,443       $139,224     $54,606
Computer software           626,211          29,635        596,576       2,643
Furniture and equipment      25,921           1,979         23,942           -
                           ---------------------------------------------------

                           $838,798         $84,057       $754,741     $57,249
                           ===================================================

         Source code related to the acquisition of $592,312 in software during 1997 is being held in escrow pending the Company's payment of $170,228 which is presently included in accounts payable, representing the balance of the software purchase price owing.

         The estimated useful life of the fixed assets varies between 1 and 5 years.

4.       Notes Payable

         The notes payable bear interest at 10% per annum and are due on the earlier of the date the Company is registered with the Securities and Exchange Commission under the Securities Act of 1933 or on May 5, 1997. Subsequent to year-end, $36,219 in notes payable were repaid.

5.       Capital Lease Obligations

         The company has two capital leases for computer equipment. Future minimum lease payments are as follows:

                  1998                               $ 5,894
                  1999                                 3,447
                                                     -------
                                                       9,341
                  Interest Component                   (892)
                                                     $ 8,449

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997


6.       Share Subscriptions

         As at June 30, 1996, Software had received a total of $408,089 with respect to subscriptions for 1,599,880 Class "A" common shares and received a further $307,049 with respect to subscriptions for 689,637 Class "A" common shares during 1997. Software shares were never issued for these share subscriptions, accordingly the amounts were recorded as a liability at June 30, 1996. On the date of the Reverse Acquisition, and shortly thereafter, these liabilities were settled through the issuance of 2,319,517 PowerTrader, Inc. shares.

7.       Share Capital

         Restricted Shares

         All of the outstanding common shares are restricted shares and may not be sold in the absence of registration under the Securities Act of 1933 (United States).

         Prospectus

         The Company is registered under the Security Acts of 1933 and 1934 (United States) and has filed a prospectus with the Securities and Exchange Commission for the issuance of a minimum of 1,000,000 Units and a maximum of 1,700,000 Units, with each Unit consisting of one share of the Company's Common Stock, $0.01 par value per share, and one Warrant to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period. The Warrants are subject to redemption by the Company, at a redemption price of $0.01 per Warrant on 30 days prior written notice to the registered holder thereof if the average closing bid price of the Common Stock as reported by the principal market on which the Common Stock is traded equals or exceeds $4.50 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption.

         Warrants

         100,000 warrants are outstanding at June 30, 1997.

         Shares Issued to Director

         350,000 shares issued to Director are subject to an agreement, which contains certain restrictions on transfer over a three year period and provisions for forfeiture upon the occurrence of certain events.

         Vesting of these shares occurs as follows:

                  Number of Shares               Date

                  100,000                   24 October 1997
                  150,000                   24 October 1998
                  100,000                   24 October 1999
                  -------
                  350,000

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997



8.       Stock Options and Stock Compensation Plans

         At June 30, 1997, all of the Company's common stock options were exercisable. The following options, which are not part of the Company's 1996 Stock Option Plan, were outstanding at the date of the Reverse Acquisition and June 30, 1997.

                  Number              Exercise Price          Expiry Date
                  ------              --------------          -----------
                  149,999                 $ 0.37                Dec 1998
                  100,000                   1.00                Feb 1999
                  100,000                   3.00                Feb 1999
                  -------
                  349,999


         Stock Option Plan

         Pursuant to the Company's 1996 Stock Option Plan ("the Plan"), officers, key employees, advisers and consultants, of the Company may receive stock options to purchase up to an aggregate of 750,000 shares of the Company's Common Stock. Under the Plan, stock options awarded under the Plan may not have a term of more than 10 years or provide for an exercise price of less than the fair market value of the Common Stock on the date of grant. During 1997, the Company granted under the Plan 300,000 options, exercisable at $2.00 per share and expiring April 16, 2000.

         1996 Share for Debt Agreements

         The number of shares issued in connection with the 1996 Share for Debt Agreements was determined based on management's estimate of value of the Company at the date the agreements were entered into.

         Stock Based Compensation

         The Company has elected to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of Nil-1996; expected volatility of Nil-1996; risk-free interest rates of 6.25% (1996-5.02% to 5.70%) based on US Treasury Bills yields and the expected life of two years (1996-two years).

         Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997



                               1997              1996
                               ----              ----

         Net loss
         As reported       $ (902,997)       $ (598,971)
         Pro-forma         $ (956,792)       $ (598,971)

         Loss per share
         As reported       $  ( 0.16)        $  (0.14)
         Pro-forma         $   (0.16)        $  (0.14)

         The weighted average fair value of options granted during 1997 was $0.24 per share and to the date of the Reverse Acquisition was $0.65 per share.


9.       Related Party Transactions

         During 1997, the Company paid consulting and leasing fees totaling approximately $171,600 (1996 - $11,800 and 1995 - nil) to directors, shareholders and a company controlled by a director of the Company. During 1997, the Company also acquired from a director, office equipment for $ 7100. As of 30 June 1997, there was nil owing (1996 - $3,491) to directors.

10.      Income Taxes

         The Company has income tax loss carry-forwards of approximately $1,778,400 available to reduce future taxable income, the tax effect of which has not been recorded in these financial statements. These losses will expire between 2002 and 2004.

         Deferred tax liabilities at June 30, 1997 and 1996 were not material.

         A summary of deferred tax assets and liabilities at June 30, 1997 and 1996 is as follows:

                                                                                       Deferred
                                                      Tax               Valuation         Tax
                                                      Rate     Amount   Allowance         Asset
                                                      ----     ------   ---------         -----
         1997
         Tax benefit of loss
         carry forward                $1,778,400      .45    $899,300    $(899,300)       $    -

         1996
         Tax benefit of loss
         carry forward                $1,012,000      .45    $455,403    $(455,400)       $    -


         Since in management's opinion, it is more likely than not that the tax benefits would not be realized, they have been reduced by a valuation allowance of $899,300 (1996 - $ 455,400).

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

June 30, 1997



11.      Commitments

         The Company has entered compensation contracts requiring minimum payments as follows:

                   1998                               $  117,391
                   1999                                   55,554
                   2000                                   19,323
                                                      ----------
                                                      $  192,268


         The Company has entered into a Lease Agreement for its premises requiring total minimum lease payments of $71,245, with required lease payments as follows:

                   1998                               $  38,861
                   1999                                  32,384
                                                     ----------
                                                      $  71,245


         During 1997, 1996 and 1995, the Company had rent expenses for its premises of $27,536, $23,795 and $8,770, respectively.


12.      Subsequent Events.

         Subsequent to year-end the Company paid $ 50,000 to enter a one-year license agreement to publish Financial World Magazine electronically.

         Subsequent to year-end the Company issued 250,000 units for total cash consideration of $812,500. Each unit consisted of one share and two warrants, each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period. These shares and warrants restricted for 40 days from the July 21, 1997 date of issue.

         Subsequent  to  the  year-end   100,000  shares  and  warrants   became
         unrestricted after a 40 day restricted day period from the May 21, 1997 date of issue.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POWERTRADER, INC.



                                      By:  /s/ Michael C. Withrow
                                           Michael C. Withrow
                                           Chairman and President

                                      Date:  September 29, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                         Date
     ---------                        -----                         ----



/s/ Michael C. Withrow          Director, Chairman            September 29, 1997
Michael C. Withrow              and President
                                (principal executive
                                officer)



/s/ David C. Furlonger          Director, Secretary           September 29, 1997
David C. Furlonger              and Vice-President
                                (principal financial
                                and accounting officer)



/s/ George E. McCord            Director,
George E. McCord                Chief Information Officer     September 29, 1997

                                  EXHIBIT INDEX

Exhibit Number                     Description                              Page
--------------                     -----------                              ----

2.1(1)        Stock Acquisition Agreement...................................
3.1(1)        Restated Certificate of Incorporation
              of the Registrant.............................................
3.2(1)        Bylaws of the Registrant......................................
4.3(1)        Warrant Agreement with American Stock Transfer
              and Trust Company.............................................
10.1(1)       Consultant Agreement with 458468 B.C. Ltd.....................
10.2(1)       Consultant Agreement with Peridot International
              Enterprises, Ltd..............................................
10.3(1)       Restricted Stock Agreement with Peridot International
              Enterprises, Ltd..............................................
10.5(1)       License Agreement with North American Quotations, Inc.........
10.6(1)       License Agreement with Hong Kong Bank Discount Trading Corp...
10.7(1)       PowerTrader, Inc. 1996 Stock Option Plan......................
10.8(2)       Asset Purchase Agreement dated as of May 2, 1997, between
              West Coast Title Search Ltd. and PowerTrader, Inc.............
10.9(3)       Consulting Agreement with George E. McCord....................
11.1(3)       Statement Regarding Computation of Per Share Earnings.........
21.1(1)       Subsidiaries of the Registrant................................
27.1(3)       Financial Data Schedule.......................................


(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-20121) declared effective April 4, 1997.
(2)  Incorporated by reference to Form 8-K dated May 2, 1997.
(3)  Filed herewith.