Form 10KSB/A
period 1997-06-30
POWERTRADER INC
filed 1997-10-15
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A

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

At September 19th, 1997, the Company had outstanding 7,883,115 shares of Common Stock.

Transitional Small Business Disclosure Format:

Yes        No   X

                                TABLE OF CONTENTS

                                     PART II

                                                                         Page


  ITEM 6.         Management's Discussion and Analysis

  ITEM 7.         Financial Statements


                                    PART III

  ITEM 13.        Exhibits and Reports on Form 8-K

                                     PART I

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

Net Loss

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

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1997 or 1996. However, the Company did have available tax benefits of loss carry-forwards for 1997 totaling $1,778,400 including a total in 1996 of $1,012,000. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly, the tax benefits have been reduced by a valuation allowance of $899,300 in 1997 and $455,400 in 1996.


ITEM 7.  Financial Statements

The Company's financial statements together with the notes thereto and the reports of the Company's independent auditors, thereon, are included as a separate section of this report which begins on page F-1.


ITEM 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  See Exhibit Index beginning on page E-1 of the original filing of this Report.

         (b)      Reports on Form 8-K.

                  A report on Form 8-K was filed with the Commission dated May 2, 1997, disclosing the acquisition of certain intellectual properties and, as part of the acquisition, the issuance of 125,000 shares of Common Stock in reliance on Regulation S.

                  A report on Form 8-K was filed with the Commission dated May 21, 1997, disclosing the issuance of 100,000 units, each consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock, in reliance on Regulation S.

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

The accompanying financial statements have been prepared assuming that PowerTrader, Inc. will continue as a going concern. As described in Note 1 to the financial statements, PowerTrader, Inc. has incurred recurring losses, has an accumulated deficit and a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 /s/ BDO Dunwoody
                                                 CHARTERED ACCOUNTANTS


Vancouver, British Columbia
August 15, 1997

                                PowerTrader, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US Dollars)


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
                                                                         ----------------------------------------

Shareholders' Equity (Deficit)
Share capital, note 7
   Authorized
   The company is authorized to issue 23,000,000 common shares and 2,000,000 preferred shares with a $.01 par value per share

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

                                PowerTrader, Inc.
                          (A Development Stage Company)
                         Consolidated Statements of Loss
                            (Expressed in US Dollars)


                                                                                                           December 29,
                                                                                                                   1988
                                                Year Ended        Year Ended        Year Ended           (inception) to
                                                  June 30,          June 30,          June 30,            June 30, 1997
                                                      1997              1996              1995             (cumulative)
                                                      ----              ----              ----             ------------

Revenue                                            $44,373           $50,971           $44,026          $       139,370
Cost of Sales                                       28,255            40,910            17,411                   86,576
                                                    16,118            10,061            26,615                   52,794

Selling, general and                               653 812           405,099           369,910                1,428,821
   Administrative costs

Development costs                                  265,303           203,933           108,067                  577,303
Net loss                                      $  (902,997)      $  (598,971)       $ (451,362)            $ (1,953,330)
-------------------------------------------------------------------------------------------------------------------------

Loss per share                                   $  (0.16)         $  (0.14)         $  (0.11)
-------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

                                PowerTrader, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                            (Expressed in US Dollars)

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
-------------------------------------------------------------------------------------------------------------------------

Cash provided (used) by:

Operating activities
Operations
Net loss                                        $ (902,997)      $  (598,971)      $  (451,362)           $  (1,953,330)
Item not involving cash
     Amortization                                   42,210            26,589            15,257                   84,056
Increase (decrease) from
     changes in:
Deposits and prepaids                             (10,491)             (620)           (1,772)                 (12,883)
Accounts payable and
     Accrued liabilities                           193,865            71,997            96,657                  362,519
                                         --------------------------------------------------------------------------------
                                                 (677,413)         (501,005)         (341,220)              (1,519,638)
                                         --------------------------------------------------------------------------------

Financing activities
Notes payable financing
     received                                       74,248                -                 -                   74,248
Lease financing received                                 -           11,074             7,716                   18,790
Repayment of obligations
     under capital leases                          (5,527)           (3,732)           (1,081)                 (10,340)
Shareholders' advances                                   -           253,917           392,305                  646,222
Issuance of share capital
     and subscriptions                             632,049           408,089                 -                1,040,247
                                         --------------------------------------------------------------------------------
                                                   700,770           669,348           398,940                1,769,167
                                         --------------------------------------------------------------------------------

Investing activity
   Net assets acquired on Reverse
    Acquisition                                    314,254                 -                 -                  314,254
   Investment in fixed assets                    (364,702)          (43,690)          (55,405)                (463,797)
                                         --------------------------------------------------------------------------------
                                                  (50,448)          (43,690)          (55,405)                (149,543)
                                         --------------------------------------------------------------------------------
Increase (decrease) in cash                       (27,091)           124,653             2,315                   99,986

Cash, beginning of period                          127,077             2,424               109                        -
                                         --------------------------------------------------------------------------------
Cash, end of period                              $  99,986          $127,077         $   2,424                $  99,986
-------------------------------------------------------------------------------------------------------------------------
Non-cash transactions
   Shares issued for debt                        $       -          $646,222         $       -                $ 646,222
Share issued for software
   acquisition                                    $375,000         $      -          $       -                $ 375,000
Shares issued on Reverse
   Acquisition                                    $314,254         $      -          $       -                $ 314,254
-------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

                                PowerTrader, Inc.
                          (A Development Stage Company)
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                            (Expressed in US Dollars)

                                                                                                                        Deficit
                                                                                                                        Accumulated
                                 Class "A"                Class "B"                                                     During the
                                   Common                  Common                 Common              Capital           Development
                              Shares    Amount       Shares      Amount      Shares      Amount       Surplus           Stage
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash
 December 29, 1988                -   $      -           -  $       -          100     $     70    $            -   $           -

Shares redeemed and
 cancelled
 September 12, 1989               -           -          -            -      (100)          (70)                 -                -
Shares issued
September 12, 1989              100          72        100           73            -            -                -                -
Shares redeemed and
 cancelled
 July 12, 1990                   35        (24)         16         (12)            -            -                -                -
                         -----------------------------------------------------------------------------------------------------------
Balance at
 July 1,1994                     65          48         84           61            -            -                -                -
Net loss                          -           -          -            -            -            -                -        (451,362)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 July 30, 1995                   65          48         84           61            -            -                -        (451,362)
Shares issued             4,174,448     646,222          -            -            -            -                -                -
 for debt
Net loss                          -           -          -            -            -            -                -        (598,971)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1996            4,174,513     646,270         84           51            -       646,331                -     (1,050,333)
Reverse acquisition
 January 1, 1997                  -           -          -            -    5,088,598       314,254                -               -
Shares issued for
 Software share
 subscriptions, note 6            -           -          -            -    2,319,517        23,195          691,943               -

 Computer software
 acquired, note 3                             -          -            -      125,000         1,250          373,750               -

 Cash                             -           -          -            -      100,000         1,000          324,000               -
Net loss                          -           -          -            -            -            -                -        (902,997)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1997                    -           -          -            -    7,633,115      $986,030       $1,389,693    $(1,953,330)
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

                                PowerTrader, Inc.
                          (A Development Stage Company)
                   Summary of Significant Accounting Policies

                                 June 30, 1997


Consolidation            These  financial  statements  include  the  accounts of
                         PowerTrader,   Inc.  and  its  wholly-owned  subsidiary
                         PowerTrader  Software Inc.  ("Software")  (collectively
                         "the  Company")   which  was  acquired  in  a  "Reverse
                         Acquisition".  Software (and not PowerTrader,  Inc.) is
                         treated as the "acquiring" or  "continuing"  entity for
                         financial  accounting  purposes,  notwithstanding  that
                         PowerTrader,  Inc. is the  continuing  entity for legal
                         purposes.  Accordingly,  the consolidated statements of
                         loss  are  a  continuation   of  Software's   financial
                         statements, and therefore reflect (i) the operations of Software from inception (December 29, 1988) and (ii) the operations of PowerTrader, Inc. after January 2, 1997, the date of acquisition.

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

                         Exchange ratios between the Canadian and US dollar for periods presented in these financial statements with bracketed figures reflecting the average rate for the period are:


                         June 30, 1997     US$1.00       $1.3805 (1.3663)
                         June 30, 1996     US$1.00       $1.3836 (1.3600)
                         June 30, 1995     US$1.00       $1.3725 (1.3793)


Fixed Assets             Fixed  assets are  recorded  at cost.  Amortization  is
                         provided at the following annual rates:

                         Computer equipment              30%  declining balance
                         Computer software              100%  declining balance
                         Furniture and equipment         20%  declining balance


                         One half the normal amortization is recorded in the period in which the assets become available for use.

                                PowerTrader, Inc.
                          (A Development Stage Company)
             Summary of Significant Accounting Policies - Continued


                                 June 30, 1997




Revenue Recognition      The Company  records  revenue from the sale of computer
                         software upon shipment of products.

Research and             Research and  development  costs are charged to expense
Development Costs        as incurred.


Capitalized Software     Certain  software  development and production costs are
Costs                    capitalized  upon a  product's  reaching  technological
                         feasibility.  The  capitalization  of these  costs will
                         stop  when a product  is ready for sale.  Technological
                         feasibility  is  considered  to be  attained  when  the
                         company has completed all planning,  designing,  coding
                         and testing  activities that are necessary to establish
                         that the  product  can be  produced  to meet its design
                         specifications   including   functions,   features  and
                         technical performance requirements. The Company has attained technological feasibility on certain products, however, it has not incurred any capitalizable costs with respect to these products.

Estimates and            The  preparation of financial  statements in conformity
Assumptions              with generally accepted accounting  principles requires
                         management  to  make  estimates  and  assumptions  that
                         affect the reported  amounts of assets and  liabilities
                         and disclosure of contingent  assets and liabilities at
                         the date of the financial  statements  and the reported
                         amounts of revenues and expenses  during the  reporting
                         period.   Actual   results   could  differ  from  those
                         estimates.

Fair Value of Financial  The  respective  carrying  value of  certain on balance
Instruments              sheet  financial  instruments  approximated  their fair
                         values.  These  financial   instruments  include  cash,
                         accounts  receivable,   accounts  payable  and  accrued
                         liabilities,    notes   payable   and   capital   lease
                         obligations. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature, their carrying amounts approximate fair values or they are receivable or payable on demand.

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

                         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures and Segments of an Enterprise and Related Information ("SFAS 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding

                                PowerTrader, Inc.
                          (A Development Stage Company)
             Summary of Significant Accounting Policies - Continued

                                 June 30, 1997



New Accounting
Pronouncements           products  and  services,  geographic  areas  and  major
continued                customers.  SFAS  131  defines  operating  segments  as
                         components of a company about which separate financial information is continued available that is regularly used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                                PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)


                                 June 30, 1997



1.       Nature of Business and Continued Operations

         PowerTrader,  Inc. and  Software  design,  develop,  market and support informational and analytical desktop decision support and risk management systems. Software was originally incorporated on December 29, 1988 under the name Corporate Media Solutions, Inc. On November 6, 1989, it changed its name to Precision Investment Services and on April 16, 1996, changed its name from Precision Investment Services, Inc. to PowerTrader Software Inc. Software was inactive until July 1994 when it commenced development of its current suite of software products. On January 2, 1997, PowerTrader Inc. was acquired in a Reverse Acquisition by PowerTrader Software, Inc. (Note 2).

         To date, since the Company has only sold Beta product and support services, major product development work continues and the Company has not yet recorded significant sales, accordingly, the Company is still a development stage company with its principal business and assets in Canada and its revenue earned in Canada.

         These financial statements are stated in US dollars and have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis. As reflected in these financial statements, the Company has at June 30, 1997 an accumulated deficit of $1,953,330 and a working capital deficiency of $329,793. In addition, the Company has incurred operating losses in each of the last three years. These factors among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing through private or public share offerings or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the recognized amounts for the assets and liabilities.

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

                         Tangible assets                      $ 314,468
                         Liabilities                              (214)
                                                          -------------
                         Shareholders' equity                 $ 314,254
                                                              =========

                                PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

                                 June 30, 1997



         The following is a summary of pro-forma sales, pro-forma net loss and pro-forma loss per share for the Company under the assumption that the Reverse Acquisition was completed on July 1, 1996.

                                             1997             1996
                                         (Unaudited)       (Unaudited)

          Pro-forma sales                    $ 44,373         $ 50,971

          Pro-forma net loss              $ 1,164,029         $598,971

          Pro-forma loss per share           $ (0.20)          $(0.14)


3.       Fixed Assets

                                          Accumulated       1997           1996
                              Cost        Amortization      Net            Net
                              ----        ------------      ---            ---

Computer equipment          $186,666       $52,443        $139,224       $54,606
Computer software            626,211        29,635         596,576         2,643
Furniture and equipment       25,921         1,979          23,942             -
                            ----------------------------------------------------
                            $838,798       $84,057        $754,741       $57,249
                            ----------------------------------------------------

         Source code related to the acquisition of $592,312 in software during 1997 is being held in escrow pending the Company's payment of $170,228 which is presently included in accounts payable, representing the balance of the software purchase price owing.

         The estimated useful life of the fixed assets varies between 1 and 5 years.


4.       Notes Payable

         The notes payable bear interest at 10% per annum and are due on May 5, 1997. Subsequent to year-end, $36,219 in notes payable were repaid.


5.       Capital Lease Obligations

         The company has two capital leases for computer equipment. Future minimum lease payments are as follows:

                           1998              $ 5,894
                           1999                3,447
                                            --------
                                               9,341
                      Interest Component       (892)
                                            --------
                                             $ 8,449
                                            ========

                               PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

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

7.       Share Capital

         Restricted Shares

         As at June 30, 1997 all but 125,000 of the outstanding common shares are restricted shares and may not be sold in the absence of an exemption under the Securities Act of 1933 (United States).

         Prospectus

         The Company is registered under the Securities Acts of 1933 and 1934 (United States) and has filed a prospectus with the Securities and Exchange Commission for the issuance of a minimum of 1,000,000 Units and a maximum of 1,700,000 Units, with each Unit consisting of one share of the Company's Common Stock, $0.01 par value per share, and one Warrant to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period. The Warrants are subject to redemption by the Company, at a redemption price of $0.01 per Warrant on 30 days prior written notice to the registered holder thereof if the average closing bid price of the Common Stock as reported by the principal market on which the Common Stock is traded equals or exceeds $4.50 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption.

         Warrants

         100,000 warrants are outstanding at June 30, 1997.

         Shares Issued to Director

         350,000 shares issued to a Director are subject to an agreement, which contains certain restrictions on transfer over a three year period and provisions for forfeiture upon the occurrence of certain events.

         Vesting of these shares occurs as follows:

           Number of Shares                   Date

              100,000                    24 October 1997
              150,000                    24 October 1998
              100,000                    24 October 1999
              -------
              350,000
              =======

                                PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

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

         Stock Based Compensation

         The Company has elected to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of Nil - 1996; expected volatility of Nil - 1996; risk-free interest rates of 6.25% (1996 - 5.02% to 5.70%) based on US Treasury Bill yields and the expected life of two years. (1996 - two years).

         Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

                                PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

                                 June 30, 1997


                                                     1997            1996
               Net loss
               As reported                     $  (902,997)    $  (598,971)
               Pro-forma                       $  (956,792)    $  (598,971)

               Loss per share
               As reported                     $    ( 0.16)    $     (0.14)
               Pro-forma                       $     (0.16)    $     (0.14)


         The weighted average fair value of options granted during 1997 was $0.24 per share and to the date of the Reverse Acquisition was $0.65 per share.

9.       Related Party Transactions

         During 1997, the Company paid consulting and leasing fees totaling approximately $171,600 (1996 - $11,800 and 1995 - nil) to directors, shareholders and a company controlled by a director of the Company. During 1997, the Company also acquired from a director, office equipment for $ 7,100. As of 30 June 1997, there was nil owing (1996 - $3,491) to directors.

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

         A summary of deferred tax assets and liabilities at June 30, 1997 and 1996 is as follows:

                                                                                                       Deferred
                                                         Tax                          Valuation        Tax
                                                         Rate            Amount       Allowance        Asset

1997
Tax benefit of loss
carry forward                    $  1,778,400             .45          $899,300      $ (899,300)    $          -
                           ---------------------------------------------------------------------------------------

1996
Tax benefit of loss
carry forward                    $  1,012,000             .45      $    455,400      $ (455,400)    $          -
                           ---------------------------------------------------------------------------------------


         Since in management's opinion, it is more likely than not that the tax benefits would not be realized, they have been reduced by a valuation allowance of $899,300 (1996 - $455,400).

                                PowerTrader, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

                                 June 30, 1997



11.      Commitments

         The Company has entered compensation contracts requiring minimum payments as follows:

               1998                               $  117,391
               1999                                   55,554
               2000                                   19,323
                                                ------------
                                                  $  192,268


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

         Subsequent to year-end the Company issued 250,000 units for total cash consideration of $812,500. Each unit consisted of one share and two warrants, each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period. These shares and warrants are restricted for 40 days from the July 21, 1997 date of issue.

         Subsequent  to  the  year-end   100,000  shares  and  warrants   became
         unrestricted after a 40 day restricted period from the May 21, 1997 date of issue.

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

                                       Date:    October 14, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature        Title                                Date



/s/ Michael C. Withrow      Director, Chairman               October 14, 1997
Michael C. Withrow          and President
                            (principal executive
                            officer)



/s/ David C. Furlonger      Director, Secretary              October 14, 1997
David C. Furlonger          and Vice-President
                            (principal financial
                            and accounting officer)



/s/ George E. McCord        Director,
George E. McCord            Chief Information Officer        October 14, 1997