Form 10QSB
period 1997-09-30
POWERTRADER INC
filed 1997-11-14
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
         (Mark One)

         [ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended 30 September 1997

         [   ]  Transition report under Section 13 or 15 (d) of The Securities
                Exchange Act of 1934

         For the transition period from _____________ to _______________

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

         Yes     X         No


         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,  as  of  the  latest  practicable  date:   7,883,115  shares
outstanding of Common Stock, par value $0.01 per share

         Transitional Small Business Disclosure Format (check one):

         Yes               No    X

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION


                              FOR THE QUARTER ENDED
                               September 30, 1997


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                              Page

         Unaudited Consolidated Balance Sheet as of September 30, 1997

         Unaudited Consolidated Interim Statement of Loss and Deficit for the Three months ended September 30, 1997 and September 30, 1996

         Unaudited Consolidated Interim Statement of Cash Flow for the Three months ended September 30, 1997 and 1996

         Notes to Unaudited Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis

                  PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX


                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 1997



                                                           Septmber 30, 1997         June 30, 1997
                                                           -----------------         -------------
Assets:

Current assets:
Cash                                                         $    362,368            $   99,986
Accounts receivable                                                   696                    -
Deposits and prepaids                                              54,479                12,883
                                                             ------------            ----------
     Total current assets                                         417,543               112,869

Fixed assets                                                      770,757               754,741
                                                             ------------           -----------
     Total assets                                              $1,188,300            $1,867,610
                                                             ============            ==========
Liabilities:

Current liabilities:
Accounts payable and accrued liabilities                    $     277,855           $   362,520
Current portion of capital lease obligations                        5,084                 5,894
                                                            -------------           -----------
     Total current liabilities                                    282,939               368,414
Note payable                                                       36,203                74,248
Capital lease obligations                                           1,485                 2,555
                                                            -------------          ------------
     Total liabilities                                       $    320,627           $   445,217
                                                             ------------           -----------

Shareholders' equity:

     Share capital                                                988,530               986,030

     Capital surplus                                            2,191,553             1,389,693

     Deficit accumulated during development stage             (2,312,410)           (1,953,330)
                                                            -------------          ------------
         Total shareholders' equity                               867,673               422,393
                                                             ------------         -------------
         Total liabilities and shareholders' equity          $  1,188,300         $   2,867,610
                                                             ============         =============


                                    UNAUDITED
        CONSOLIDATED INTERIM STATEMENT OF LOSS AND DEFICIT For the Three
                    Months Ended September 30, 1997 and 1996
                           (Expressed in U.S. Dollars)


                                                                                                                 December 29,
                                                         Three                               Three                   1988
                                                         Months                              Months             (inception) to
                                                         Ended                               Ended              September 30,
                                                         September 30,                   September 30,               1997
                                                         1997                                 1996               (cumulative)
                                                         (Unaudited)                      (Unaudited)            (Unaudited)
                                                         -----------                      -----------            -----------

Revenue                                                  $       7,999                   $      10,219          $     147,369
Cost of sales                                                        -                          14,900                 86,576
                                                         -------------                   -------------          -------------
                                                                 7,999                         (4,681)                 60,793

Selling, general and administrative costs                      260,449                         108,373              1,689,270
Development costs                                              106,630                          59,015                683,933
                                                         -------------                   -------------          -------------
     Net loss                                                (359,080)                       (172,069)            (2,312,410)

Deficit, beginning of period                               (1,953,330)                     (1,050,333)                      -
                                                         -------------                   -------------          -------------

Deficit, end of period                                   $ (2,312,410)                   $ (1,222,402)          $ (2,312,410)
                                                         -------------                   -------------          -------------

Loss per share                                                  (0.05)                          (0.04)

Weighted average shares of outstanding
common stock and equivalents                                 7,633,115                      4,174,597




                                    UNAUDITED
               CONSOLIDATED INTERIM STATEMENT OF CASH FLOW For The
                 Three Months Ended September 30, 1997 and 1996
                           (Expressed in U.S. Dollars)

                                                                                                                  December 29, 1988
                                                                 Three Months              Three Months             (inception) to
                                                                     Ended                     Ended              September 30, 1997
                                                              September 30, 1997        September 30, 1996           (cumulative)
                                                                  (Unaudited)               (Unaudited)              (Unaudited)
                                                                  -----------               -----------              -----------

     Cash provided (used) by:

     Operating activities

          Net loss for the period                                 $ (359,080)               $ (172,097)            $ (2,312,410)

          Items not involving cash

              Amortization                                             13,167                     5,740                   97,223

     Increase (decrease) in:                                         (41,595)                   (6,577)                 (54,479)

              Deposits and prepaids                                     (696)                       -                      (696)

              Accounts receivable                                    (84,666)                 (127,916)                  277,854
                                                                  -----------               -----------             ------------
              Accounts payable and accrued
               liabilities                                          (472,870)                 (300,822)              (1,992,508)
                                                                  -----------               -----------             ------------
     Financing activities

          Note payable financing received                                 -                         -                     74,248

          Note payable financing repaid                              (38,045)                       -                   (38,045)

          Lease financing received                                        -                         -                     18,790

          Repayment of obligations under
           capital lease                                              (1,880)                   (1,201)                 (12,220)

          Shareholders' advances                                           -                         -                   646,222

          Issuance of share capital and
            subscriptions                                             804,360                   274,034                1,844,607
                                                                   ----------                ----------              -----------
                                                                      764,435                   272,833                2,533,602
                                                                   ----------                ----------              -----------
     Investing activities

          Net assets acquired on Reverse
            Acquisition                                                     -                         -                   314,254

          Investment in fixed assets                                 (29,183)                  (22,062)                (492,980)
                                                                   ----------                ----------              -----------
                                                                     (29,183)                  (22,062)                (178,726)
                                                                   ----------                ----------              -----------

Increase (decrease) in cash                                           262,382                  (50,051)                  362,368

Cash, beginning of period                                              99,986                   127,077                        -
                                                                   ----------                ----------                ---------
Cash, end of period                                                $  362,368                $   77,026                 $362,368

                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                               September 30, 1997



         The accompanying unaudited consolidated financial statements of PowerTrader, Inc. and its wholly-owned subsidiary PowerTrader Software, Inc. as of and for the three months ended September 30, 1997 and September 30, 1996, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader Software Inc. accounts are included in these financial statements from January 2, 1997, the date PowerTrader Inc. acquired PowerTrader Software Inc. See Consolidation.

Nature of Operations

         PowerTrader,  Inc.  ("the  Company")  designs,  develops,  markets  and
supports   informational  and  analytical  desktop  decision  support  and  risk management systems.

Consolidation

         The Company records revenue from the sale of computer software upon shipment.

         On January 2, 1997, the Company, which was incorporated on August 22, 1996, entered into an agreement with the shareholders of PowerTrader Software Inc. ("Software") whereby it acquired all of the outstanding shares of Software in exchange for 4,174,597 common shares. The transaction was accounted for as a reverse acquisition, utilizing historical costs. Software is in the same business as the Company. The financial position of the Company as of January 2, 1997,

             Tangible assets                             $ 314,468
             Liabilities                                     (214)
                                                         ---------
             Shareholders' equity                        $ 314,254

         The following is a summary of pro-forma sales, pro-forma net loss and pro-forma loss per share for the Company, for the nine months ended March 31, 1997, under the assumption that the acquisition was completed on July 1, 1996.

                                                        (unaudited)

             Pro-forma sales                             $  37,430
             Pro-forma net loss                          (925,307)
             Pro-forma loss per share                       (0.36)

Exchange Rates

         Exchange rates between the United States dollar and the Canadian dollar for the periods reported in these financial statements are as follows:

                                           1997                      1996
                                           ----                      ----

Average                                   1.3848                    1.3701
As of 30 September                        1.3811                    1.3622

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

Overview

         PowerTrader, Inc. ("PowerTrader" or the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996 for the purpose of acquiring the business of PowerTrader Software Inc. in a merger, exchange of shares of other business combination. Its sole director, officer and shareholder was Mr. Withrow. In January, 1997, PowerTrader consummated a transaction with the shareholders of PowerTrader Software Inc. ("PSI") pursuant to which PowerTrader became the holder of all of the issued and outstanding shares of PSI's common stock, issued an aggregate of 4,174,597 to the former shareholders of PSI (including 1,467,696 shares to a corporation controlled by Mr. Withrow) and assumed liabilities to issue an aggregate of 2,289,517 shares and options to purchase an additional 149,999 shares of common stock to certain creditors of PSI. Prior to such transactions, the Company had not engaged in any business activity, other than with respect to organizational matters, and had no predecessors.

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

Results of Operations

         Sales. Sales decreased 21.7% during the three months ended 30 September 1997 from the same period in 1996. Sales during each of the periods compared have been significantly impacted by the limited financial resources available to the Company for allocation to advertising and beta product marketing. Consequently, the marketing efforts were de-emphasized and greater importance was placed into developing products to capitalize on these new opportunities resulting from a new network paradigm.

         Cost of sales. Cost of sales decreased by $14,900 (or 100%) from $14,900 (or 145.8% of sales) in the first quarter of 1996 to $0 (or 0% of sales) in the first quarter of 1997. The decrease in cost of sales resulted primarily from improved economies of scale and a continued restriction on resources to market the Company's products.

         Selling, General and Administrative Costs. Selling, General and Administrative Costs ("SGA") increased by $152,0786 (or 140.3%) from $108,373 (or 1060.5% of sales) in the quarter ending 30 September 1996 to $260,448 (or 3,256% of sales) in the same period ended 30 September 1997. Such expenses were incurred to develop the necessary organizational infrastructure to support the implementation of the Company's business plan, and as a result of expenses incurred in relation to the Company's subsequently withdrawn public offering. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for PSI's offices. Because the level of SGA which is required to maintain adequate corporate infrastructure is relatively fixed in nature, management anticipates that such expenses as a percentage of sales will decline as total sales levels increase.

         Development Costs. Development Costs increased by $47,615 (or 80.7%) from $59,015 (or 577.5% of sales) in the quarter ending 30 September 1996 to $106,630 (or 1,333% of sales) for the same period ended 30 September 1997. Such increases in development expense were primarily attributable to costs incurred to support modifications and error corrections discovered during beta product testing of the PowerTrader suite of products and the development of a new series of Internet based applications.

         Net Loss. As a result of the foregoing, the Company experienced net losses of $359,080 (or 4,489% of sales), and $172,069 (or 1,683.8% of sales) for the quarter ending 30 September 1997 and 1996, respectively. Such losses may be offset in part by the use of net loss tax carry forwards in future years. Because of additional research and development expenses and the additional personnel expenses which the Company believes will be necessary to establish its competitive and market position and build the organizational infrastructure required to support implementation of the Company's growth strategy, the Company expects to incur further losses in the future. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fall below expectation.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private and public offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The inability of the Company to obtain additional financing, if necessary, on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds were raised by the issuance of equity securities, dilution to existing stockholders could result.

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

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1997, 1996 and 1995. However, the Company did have available tax benefits of loss carry-forwards for 1997 totaling $1,999,300 including a total in 1996 of $1,119,700. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly, the tax benefits have been reduced by a valuation allowance of $758,000 in 1997 and $495,500 in 1996.

PART II - OTHER INFORMATION

Item 6.           Exhibit and Reports on Form 8-K

         (A)      See Exhibit Index

         (B) A report on Form 8-K was filed with the Commission dated July 21, 1997, disclosing the sale of 250,000 units, each unit consisting of one share of common stock and two warrants, each warrant to purchase one additional share of Common Stock. The sale was made in reliance upon Regulation S.

                                 EXHIBIT INDEX


         Exhibit Number                              Description


              27.1                          Financial Data Schedule

                                POWERTRADER, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POWERTRADER, INC.



Date:  November 14, 1997           By: /s/ David C. Furlonger
                                      David C. Furlonger
                                      Secretary, Chief Financial Officer, and
                                      Director