Form 10QSB
period 1997-12-31
POWERTRADER INC
filed 1998-02-17
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

|_|  Transition report under Section 13 or 15(d) of the  Securities Exchange Act

For the transition period from         to

Commission file number 000-22329

                                POWERTRADER, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                               98-0163116
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

             885 Dunsmuir Street, Suite 591, Vancouver, B.C. V6C 1N5
                    (Address of Principal Executive Offices)

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

Yes   X    No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                                                   Number of Shares Outstanding
                    Title of Class                    as of February 1, 1998

    Common Stock, par value $0.01 per share                7,883,115

Traditional Small Business Disclosure Format (check one):

Yes        No   X

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                December 31, 1997

                         PART I - Financial Information
                                                                           Page

ITEM 1.     Financial Statements

        Unaudited Consolidated Balance Sheet as of December 31, 1997............

        Unaudited Consolidated Interim Statements of Loss and Deficit
           for the Three and Six Months Ended December 31, 1997 and
           December 31, 1996....................................................

        Unaudited Consolidated Interim Statements of Cash Flow for
           the Three and Six Months Ended December 31, 1997 and
           December 31, 1996....................................................

        Notes to Unaudited Consolidated Financial Statements....................

ITEM 2.      Management's Discussion and Analysis...............................


                           PART II - Other Information

ITEM 6.      Exhibits and Reports on Form 8-K...................................



SIGNATURE PAGE..................................................................

EXHIBIT INDEX...................................................................

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                                   December 31,        June 30,
                                                       1997              1997
Assets

Current
Cash                                             $      63,793      $    99,986
Accounts Receivable                                      7,566                -
Deposits and prepaids                                   63,659           12,883
                                                       135,018          112,869
Fixed assets                                           711,137          754,741
                                                   $   846,155      $   867,610
--------------------------------------------------------------------------------

Liabilities

Current
Accounts payable and accrued
  liabilities                                      $   265,045      $   362,520
Current portion of capital lease
  obligations, note 5                                    4,772            5,894
                                                       269,817          368,414
Notes payable                                                -           74,248
Capital lease obligations                                    -            2,555
                                                       269,817          445,217


Shareholders' Equity (Deficit)
Share capital                                          988,530          986,030
Capital surplus                                      2,191,553        1,389,693
Accumulated deficit during
  development stage                                 (2,603,715)      (1,953,330)
                                                        576,338      (  422,393)
                                                   $   846,155      $   867,610
--------------------------------------------------------------------------------

          UNAUDITED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND DEFICIT For the Three and Six Months Ended December 31, 1997 and 1996
                            (Expressed in US Dollars)

                                                                                                                   December 29,
                                    Six                 Six                 Three               Three                  1988
                                  Months               Months               Months              Months                  to
                                   Ended                Ended                Ended              Ended              December 31,
                               December 31,         December 31,         December 31,        December 31,              1997
                                   1997                 1996                 1997                1996              (Cumulative)
                                (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)           (Unaudited)
Revenue                        $       28,349       $       27,478        $      20,244       $      17,259         $   167,613
Cost of Sales                          16,461               15,855                9,023                 955              95,599
                                       11,888               11,623               11,221              16,304              72,014

Selling, general and
   administrative costs               470,014              257,942              218,030             149,569           1,907,300
Development costs                     192,289              153,671               84,526              94,656             768,459
Net loss                       $     (650,415)       $    (399,990)        $   (291,335)      $    (227,921)        $(2,603,745)
Deficit, beginning of
   period                       $  (1,953,330)       $  (1,050,333)        $ (2,312,410)       $ (2,603,745)                -
Deficit, end of period             (2,603,745)          (1,450,323)          (2,603,745)         (1,450,323)         (2,603,745)
-----------------------------------------------------------------------------------------------------------------------------------

Loss per share                       $  (0.08)            $  (0.10)            $  (0.04)          $   (0.05)

Weighted average shares of
  outstanding common stock
  and equivalents                   7,855,337            4,174,597            7,883,115           4,174,597

             UNAUDITED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
          For the Three and Six Months Ended December 31, 1997 and 1996
                           (Expressed in U.S. Dollars)

                                                                                                                       December 29,
                                           Six Months         Six Months         Three Months       Three Months           1988
                                              Ended              Ended              Ended               Ended        (inception) to
                                          December 31,       December 31,        December 31,       December 31,       December 31,
                                              1997               1996                1997               1996               1997
                                           (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)       (Cumulative)

Cash provided (used) by:
Operating activities
  Operations
    Net Loss                             $   (650,415)      $   (399,990)      $   (291,335)       $   (227,921)       $(2,603,745)
    Item not involving cash
     amortization                              72,256             17,220             61,668              11,480            158,891

Increase (decrease) in:
  Deposits and prepaids                       (50,776)            (8,689)            (9,180)             (2,112)           (63,659)
  Accounts receivable                          (7,566)                 -             (6,870)                  -             (7,566)
  Accounts payable and
  accrued liabilities                         (97,475)           (77,529)           (12,810)             50,387            265,044
                                             (733,976)          (468,988)          (258,527)           (168,166)        (2,251,035)
Financing activities
  Losses from PowerTrader Inc.                      -            311,900                  -             311,900                  -
Notes payable financing
  received                                          -                  -                  -                                 74,248
Notes payable financing
  repaid                                      (74,248)                 -            (36,203)                  -            (74,248)
Lease financing received                            -                  -                  -                   -             18,790
Repayment of obligations
  under capital lease                          (3,677)            (7,724)            (1,797)             (1,523)           (14,017)
Shareholders' advances                              -                  -                  -                   -            646,222
Issuance of share capital                     804,360                                                                    1,844,607
                                              726,435            616,225           (38,000)             343,392          2,495,602
Investing activity
Assets acquired on reverse
acquisition                                         -                  -                  -                   -            314,274
Investment in fixed assets                    (28,652)           (71,533)            (2,048)            (49,471)          (495,028)
                                              (28,652)           (71,533)            (2,048)            (49,471)          (180,774)
Increase (decrease) in cash                   (36,193)            75,704           (298,575)            125,755             63,793
Cash, beginning of period                      99,986            127,077            362,368              77,026                  -
Cash, end of period                    $       63,793      $     202,781       $     63,793       $     202,781       $     63,793


                                POWERTRADER, INC.
                          (A Development Stage Company)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
December 31, 1997
-------------------------------------------------------------------------------


Note A: The  accompanying   unaudited   consolidated  financial  statements  of
         PowerTrader Inc., and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three and six months ended December 31, 1997 and December 31, 1996, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader Inc. accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

         In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1997 included in the Company's report in Form 10K-SB as filed with the Securities and Exchange Commission.

Nature of Operations and Acquisition

Note B:  PowerTrader  Inc.,  (the  "Company")  designs,   develops  markets  and
         supports informational and analytical desktop decision support and risk management systems.


Note C: The Company records revenue from the sale of computer software upon shipment.


Note D:  Exchange Rates

         Exchange Rates between the United States dollar and the Canadian dollar for the periods reported in these financial statements are as follows:

                                              1997                      1996

Average                                      1.4313                    1.3609
As of December 31 1997                       1.3969                    1.3706

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

Overview

         PowerTrader, Inc. ("PowerTrader" or the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996 for the purpose of acquiring the business of PowerTrader Software Inc. ("PSI") in a merger, exchange of shares or other business combination. Its sole director, officer and shareholder was Michael C. Withrow. In January 1997, PowerTrader consummated a transaction with the shareholders of PSI pursuant to which PowerTrader became the holder of all of the issued and outstanding shares of PSI's capital stock, issued an aggregate of 4,174,597 shares of its Common Stock to the former shareholders of PSI (including 1,467,696 shares to a corporation controlled by Mr. Withrow) and assumed liabilities to issue an aggregate of 2,289,517 shares and options to purchase an additional 149,999 shares of common stock to certain creditors of PSI. Prior to such transactions, the Company had not engaged in any business activity, other than with respect to organizational matters, and had no predecessors.

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

         As a result of a joint business venture with a Toronto-based television production company, the Company is exploring other business opportunities such as, developing and marketing a financial Internet web site that is integrated and fully interactive with a traditional television broadcast (the "Joint Venture"). The Company has been involved in such venture since November 1997 and intends on focusing a portion of its resources, including research and development, to such venture.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

         Sales.

         Sales increased 3.17% during the six months ended 31 December 1997 from the same period in 1996 and increased 17.29% for the three months ended 31
December 1997 from the same period in 1996. Sales during each of the periods compared have been significantly impacted by the limited financial resources available to the Company for allocation to advertising and Beta Product marketing. Additionally, Sales in the last quarter were hampered by management's decision to shift resources towards developing products to capitalize on opportunities the Company believes will result from its participation in the Joint Venture.

         Cost of Sales.

         Cost of sales increased by $606 (or 3.82%) from $15,855 to $16,461 (or 58.07% of sales) in the first half of fiscal 1998 ending 31 December 1997 and increased by $8,068 to $9,023 from $955 (or 44.57% of sales) in the three month fiscal period ending 31 December 1997 compared to the same period in 1996. The increase in cost of sales resulted primarily from the slight increase in revenues.

         Selling, General and Administrative Costs.

         Selling, General and Administrative Costs ("SGA") increased by $212,072 (or 182.21%) to $470,014 (or 1,657.96% of sales) in the six month period ending 31 December 1997 compared to $257,942 (or 938.72% of sales) in the same period ended 31 December 1996. SGA also increased by $68,461 (or 68.6%) to $218,030 (or 1,077% of sales) in the three month period ending 31 December 1997 compared to $149,569 (or 866.61% of sales) in the same period ended 31 December 1996. Such expenses were incurred to develop the necessary organizational infrastructure to support the implementation of the Company's business plan and to cover the continuing operational costs associated with a public company and the cost of listing the Company's Common Stock on the NASDAQ Bulletin Board. SGA also includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for PSI's offices. Although SGA increased over the compared periods, the Company believes that the level of SGA which is required to maintain the current corporate infrastructure should be relatively fixed in nature; accordingly, management anticipates that such expenses as a percentage of sales will decline as total sales levels increase.

         Development Costs.

         Development Costs increased by $38,618 (or 25.13%) from $153,671 (or 559.3% of sales) in the six months ending 31 December 1996 to $192,289 (or 678.29% of sales) for the same period ending 31 December 1997. However, Development Costs decreased by $10,130 (or 10.7%) from $94,656 (or 548.44% of sales) in the three months ending 31 December 1996 to $84,526 (or 417.53% of sales) for the same period ending 31 December 1997. The six month comparative increase in development expense was primarily attributable to costs incurred to support the development and completion of products resulting from the Joint Venture.

         Net Loss.

         As a result of the foregoing, the Company experienced net losses of $650,415 (or 2,294% of sales), and $291,335 (or 1,439.12% of sales) for the six months and quarter ending 31 December 1997 respectively. Such losses may be offset in part by the use of net loss tax carry forwards in future years. Because of additional research and development expenses and the additional personnel expenses which the Company believes will be necessary to establish its competitive and market position and build the organizational infrastructure required to support implementation of the Company's growth strategy, the Company expects to incur further losses in the future. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fall below expectation.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private and public offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The Company believes that its current cash position will be insufficient to fund its continued operations and planned capital expenditures for the next twelve months. Accordingly, the Company is currently attempting to secure additional necessary financing either from a future offering or future offerings of securities or by increasing its sales. The inability of the Company to obtain additional financing on acceptable terms, will have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional funds are raised by the issuance of equity securities, further dilution to existing stockholders could result. Although the Company has now developed products that are market-ready and available for sale, there can be no assurance that the Company will not require additional financing prior to the collection of revenue that would fund its operations from this point and in the future.

         In an attempt to reduce the capital strain on the Company's current cash position, the Company reduced its employee work force from nine to only three employees in January 1998. Although the Company believes that this decision will stabilize its short-term cash position, the Company will still be in need of long-term financing. Also, this decision will most likely slow production and development of new products and will limit the Company's ability to sell existing and market-ready products.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern. The Company believes that, if it is successful in securing any development contracts for work currently in progress and tenders under negotiation, the capital resources of the Company may significantly improve and thereby address certain of the going concern reservations.

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

Year 2000

         Many existing information systems were designed and developed without consideration of the impact of the next millennium and accordingly, may not be capable of accurately processing dates which include the year 2000 or any subsequent year ("Year 2000 Issue"). Based on an internal assessment of its existing information system, the Company has determined that its system is capable of accurately processing such dates. For this reason, the Company does not expect the Year 2000 Issue to materially affect the Company's future financial results.

PART II  -  OTHER INFORMATION

Item 6.     Exhibit and Reports on Form 8-K

            (A)  See Exhibit Index

            (B) No reports on Form 8-K were filed with the Commission during the second quarter.

                                PowerTrader, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POWERTRADER, INC.



Date:  February 17, 1998                  By: /s/ David C. Furlonger
                                             David C. Furlonger
                                             Secretary, Chief Financial Officer
                                             and Director

                                PowerTrader, Inc.

                                  EXHIBIT INDEX


 Exhibit
   No.           Description

  27.1           Financial Data Schedule