Form 10QSB
period 1998-03-31
POWERTRADER INC
filed 1998-05-18
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ________________

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

Yes       X        No
        -----          -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,283,115 shares of Common Stock, par value $0.01 per share as of April 30, 1998.

                                POWERTRADER, INC.


           Quarterly Report to the Securities and Exchange Commission

                              For the Quarter Ended
                                 March 31, 1998

                         PART I - Financial Information

                                                                         Page
                                                                         ----

ITEM 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of March 31, 1998

          Unaudited Consolidated Interim Statement of Loss and Deficit For the Nine and Three Months Ended March 31, 1998 and 1997

          Unaudited Consolidated Interim Statement of Cash Flow For the Nine and Three Months Ended March 31, 1998 and 1997

          Notes to the Unaudited Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis

                           PART II - Other Information

ITEM 2.   Changes in Securities and Use of Proceeds

ITEM 6.   Exhibits and Reports on Form 8-K

          SIGNATURE PAGE

          EXHIBIT INDEX

                      Unaudited Consolidated Balance Sheet
                                 March 31, 1998

                                                 March 31,             June 30,
                                                    1998                 1997
Assets                                           ---------             --------

Current
    Cash                                      $      7,401         $     99,986
    Accounts Receivable                             18,574                    -
    Deposits and prepaids                           32,749               12,883
                                               -----------         -------------
                                                    58,724              112,869
    Fixed assets                                   703,953              754,741
                                               ===========         =============
                                              $    762,677         $    867,610
                                               ===========         =============


Liabilities

Current
    Accounts payable and accrued
      liabilities                             $    315,086         $    362,520
    Current portion of capital lease
      obligations, note 5                            3,414                5,894
                                               -----------         -------------
                                                   318,500              368,414
    Notes payable                                        -               74,248
    Capital lease obligations                            -                2,555
                                               -----------         -------------
                                                   318,500              445,217
                                               -----------         -------------
Shareholders' Equity (Deficit)
    Share capital                                  992,530              986,030
    Capital surplus                              2,258,578            1,389,693
    Accumulated deficit during
      development stage                         (2,806,931)          (1,953,330)
                                                   444,177             (422,393)
                                               -----------         -------------
                                              $    762,677         $    867,610
                                               ===========         =============


          Unaudited Consolidated Interim Statement of Loss and Deficit
                          For the Nine and Three Months
                          Ended March 31, 1998 and 1997
                            (Expressed in US Dollars)

                                                                                                       December 29,
                              Nine Months       Nine Months        Three Months       Three Months         1988 to
                                Ended             Ended               Ended             Ended         March 31, 1998
                            March 31, 1998    March 31, 1997      March 31, 1998     March 31, 1997     (Cumulative)
                              Unaudited          Unaudited           Unaudited         Unaudited          Unaudited
                            --------------    --------------      --------------    ---------------   --------------
Revenue                       $   40,852       $     37,430       $    20,503        $     9,952       $    188,116
Cost of Sales                     16,461             15,855                 0                  0             95,599
                               ---------        -----------        -----------        -----------       -----------
                                  24,391             21,575            20,503              9,952             92,517
Selling, general and
administrative costs             642,653            499,895           180,639            241,953          2,087,939

Development costs                235,339            185,955            43,050             32,284            811,509
                               ---------        -----------        -----------       ------------       -----------
Net loss                      $ (853,601)      $   (664,275)      $  (203,186)       $  (264,285)      $ (2,806,931)

Deficit Beginning of
  Period                      (1,953,330)        (1,050,333)       (2,603,745)        (1,450,323)                 -
                              ===========       ============       ===========       ============       ============
Deficit End of Period         (2,806,931)        (1,714,608)       (2,806,931)        (1,714,608)        (2,806,931)
                              ===========       ============       ===========       ============       ============
Loss per share                $    (0.11)      $      (0.26)      $     (0.03)       $     (0.08)
                              -----------       ------------       -----------       ------------
Weighted average shares
of outstanding common
stock and equivalents          7,908,948          2,594,184         8,016,448          3,203,515



              Unaudited Consolidated Interim Statement of Cash Flow
           For the Nine and Three Months Ended March 31, 1998 and 1997
                           (Expressed in U.S. Dollars)

                                                                                                             December 29,
                                                                                                                 1988
                                          Nine Months      Nine Months     Three Months     Three Months    (inception) to
                                             Ended            Ended            Ended            Ended       March 31, 1998
                                         March 31, 1998   March 31, 1997  March 31, 1998   March 31, 1997    (cumulative)
                                        ---------------   --------------  --------------   --------------   --------------
Cash provided (used) by:

Operating activities
    Operations
    Net loss                             $   (853,601)    $   (669,275)   $   (203,186)    $    (264,285)   $ (2,806,931)
    Item not involving cash                    79,440           27,892                            10,672         166,075
       Amortization                                                              7,184
    Deferred compensation expense                               23,203                            23,203
    Increase (decrease) from changes
in:
       Deposits and prepaids                  (19,866)         (21,437)         30,910           (12,748)        (32,749)
       Accounts Receivable                    (18,574)               -         (11,008)                -         (18,574)
       Accounts payable and accrued           (47,434)         (18,836)                           58,693         315,085
            liabilities                                                         50,041
                                            ----------        ---------     -----------       -----------    ------------
                                             (860,035)        (653,453)       (126,059)         (184,465)     (2,377,094)
                                            ----------        ---------     -----------       -----------    ------------
Financing activities
    Advances from Parent                            -                -               -          (311,900)              -
    Share Subscriptions                             -                -               -          (307,049)              -
    Notes payable received                          -                -                                 -          74,248
    Notes payable financing repaid            (74,248)               -               -                 -         (74,248)
    Lease financing received                        -                -               -                 -          18,790
    Repayment of obligations                   (5,035)          (4,027)                           (1,303)        (15,375)
       under capital lease                                                      (1,358)
    Shareholders' advances                          -                -               -                 -         646,222
    Issuance of share capital                 875,385          621,335          71,025           621,335       1,915,632
                                            ----------     -----------      -----------       -----------    ------------
                                              796,102          617,308         (69,667)            1,083       2,565,269
                                            ----------     -----------      -----------       -----------    ------------
Investing activity
    Assets acquired on reverse                      -                -               -                 -         314,274
acquisition
Investment in fixed assets                    (28,652)         (82,362)              -           (10,829)       (495,048)
                                            ----------     ------------     -----------       -----------    ------------
                                              (28,652)         (82,362)              -           (10,829)       (180,774)
                                            ----------     ------------     -----------       -----------    ------------
Increase (decrease) in cash                   (92,585)        (118,507)        (56,392)         (194,211)          7,401

Cash, beginning of period                      99,986          127,077          63,793           202,781               -
                                            ==========     ============     ===========       ===========    ============
Cash, end of period                      $      7,401     $      8,570    $      7,401     $       8,570    $      7,401
                                            ==========     ============     ===========       ===========    ============



PowerTrader, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)

March 31, 1998
-------------------------------------------------------------------------------

Note A
         The accompanying unaudited consolidated financial statements of PowerTrader Inc., and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three and six months ended December 31, 1997 and December 31, 1996, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader Inc., accounts are included in these financial statements from January 2, 1997 the date it was acquired by PowerTrader Software Inc.

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

Nature of Operations and Acquisition

Note B
         PowerTrader  Inc.,  (the  "Company")  designs,   develops  markets  and
         supports informational and analytical desktop decision support and risk management systems.

Note C
         The Company records revenue from the sale of computer software upon shipment.

Note D
         Exchange Rates
         Exchange Rates between the United States dollar and the Canadian dollar for the periods reported in these financial statements are as follows:

                                                    1998               1997
                                                    ----               ----
         Average                                   1.4304             1.3585
         As of March 31 1998                       1.4163             1.3718

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Financial Statements and Notes. When used in this Management's Discussion and Analysis, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         PowerTrader, Inc. ("PowerTrader" or the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996 for the purpose of acquiring the business of PowerTrader Software Inc. ("PSI") in a merger, exchange of shares or other business combination. Its sole director, officer and shareholder was Michael C. Withrow. In January 1997, PowerTrader consummated a transaction with the shareholders of PSI pursuant to which PowerTrader became the holder of all the issued and outstanding shares of PSI's capital stock, issued an aggregate of 4,174,597 to the former shareholders of PSI (including 1,467,696 shares to a corporation controlled by Mr. Withrow) and assumed liabilities to issue an aggregate of 2,289,517 shares and options to purchase an additional 149,999 shares of common stock to certain creditors of PSI. Prior to such transactions, the Company had not engaged in any business activity, other than with respect to organizational matters, and had no predecessors.

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

         As a result of a joint business venture with a Toronto-based television production company, the Company is exploring other business opportunities such as, developing and marketing a financial Internet web site that is integrated and fully interactive with a traditional television broadcast (the "Joint Venture"). The Company has been involved in such venture since November 1997 and intends on focusing a portion of its resources, including research and development to such venture.

         During the third quarter of fiscal 1998, the Company sought out additional business opportunities. As a result, the Company had discussions with a New York-based print financial magazine regarding the possibility of combining the Company's web site technology with the information and print medium provided by such magazine (the "Combination"). The Company believes it will focus additional resources, including time and effort, to develop its relationship with the magazine.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

         Sales.

         Sales increased 9.14% during the nine months ended 31 March 1998 from the same period in 1997 and increased 106.02% for the three months ended 31 March 1998 from the same period in 1997. Sales during each of the periods compared have been significantly impacted by the limited financial resources available to the Company for allocation to advertising and Beta Product marketing. Additionally, sales in the second quarter of fiscal 1998 were hampered by management's decision to shift resources towards developing products to capitalize on opportunities the Company believes will result from its participation in the Joint Venture. Moreover, the Company devoted much time and effort towards exploring the potential benefits of the Combination.

         Cost of Sales.

         Cost of sales increased by $606 (or 3.82%) from $15,855 to $16,461 (or 40.29% of sales) in the nine-month period ended 31 March 1998. Cost of sales were minimal and did not increase quarter of quarter for the three month periods ended 31 March 1998 and 31 March 1997. The increase in cost of sales resulted primarily from the slight increase in revenues.

         Selling, General and Administrative Costs.

         Selling, General and Administrative Costs ("SGA") increased by $142,758 (or 28.56%) to $642,653 (or 1,573.12% of sales) in the nine month period ended 31 March 1998 compared to $499,895 (or 1,335.55% of sales) in the same period ended 31 March 1997. SGA decreased by $61,314 (or 25.34%) to $180,639 (or
881.04% of sales) in the three-month period ended 31 March 1998 compared to $241,953 (or 2,431.2% of sales) in the same period ended 31 March 1997. Such expenses were incurred to develop the necessary organizational infrastructure to support the implementation of the Company's business plan and to cover the continuing operational costs associated with a public company and the cost of listing the Company's Common Stock on the NASDAQ Bulletin Board. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for PSI's offices. The Company believes that the level of SGA which is required to maintain the current corporate infrastructure should be relatively fixed in nature; accordingly, management anticipates that such expenses as a percentage of sales will decline as total sales levels increase.

         Development Costs.

         Development Costs increased by $49,384 (or 26.56%) to $235,339 (or 576.08% of sales) for the period ended 31 March 1998 compared to $185,955 (or 496.81% of sales) in the nine months ended 31 March 1997. However, Development Costs increased by $10,766 (or 33.35%) to $43,050 (or 210% of sales) for the period ended 31 March 1998 compared to $32,284 (or 324.40% of sales) in the three months ended 31 March 1997. The nine month comparative increase in development expense was primarily attributable to costs incurred to support the development and completion of products attributable to the release of the Investorstv.com Internet site and associated television program, both of which resulted from the Joint Venture.

         Net Loss.

         As a result of the foregoing, the Company experienced net losses of $853,601 (or 2,089% of sales), and $203,186 (or 991% of sales) for the nine months and quarter ending 31 March 1998 respectively. Such losses may be offset in part by the use of net loss tax carry forwards in future years. Because of additional research and development expenses and the additional personnel expenses which the Company believes will be necessary to establish its competitive and market position and build the organizational infrastructure required to support implementation of the Company's growth strategy, the Company expects to incur further losses in the future. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fall below expectation.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private and public offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The Company believes that its current cash position will be insufficient to fund its continued operations and planned capital expenditures for the next twelve months. Accordingly, the Company is currently attempting to secure additional necessary financing from a future offering or future offerings of securities, an infusion of capital from a lender or by increasing its sales. The inability of the Company to obtain additional financing on acceptable terms will have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional funds are raised by the issuance of equity securities, further dilution to existing stockholders could result. Additionally, financing from a lender would cause the Company to incur additional debt. Although the Company has now developed products that are market-ready and available for sale, there can be no assurance that the Company will not require additional financing prior to the collection of revenue to fund its operations from this point and in the future.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern. The Company believes that, if it is successful in securing any development contracts for work currently in progress and tenders under negotiation, the capital resources of the Company may improve and thereby address certain of the going concern reservations.

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

PART I - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  On February 26, 1998, the Company issued 400,000 shares of the Company's Common Stock to an accredited investor for a total offering price of US$50,000 which amount was paid in cash. Such transaction was effected under the exemptive provisions of Regulation D of the Securities Act of 1933, as amended.

Item 6.           Exhibit and Reports on Form 8-K

                  (a)      See Exhibit Index.

                  (b) No reports on Form 8-K were filed with the Commission during the third quarter of fiscal 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POWERTRADER, INC.


Date:    May 15, 1998                  By:  /s/ David C. Furlonger
                                          David C. Furlonger
                                          Chief Financial Officer, Secretary and
                                          Director

                                  EXHIBIT INDEX


Exhibit No.        Description

27.1               Financial Data Schedule