Form 10KSB
period 1998-06-30
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998

                                       or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                        Commission file number: 000-22329

                                POWERTRADER, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   98-0163116
                      (IRS Employer Identification Number)

       885 Dunsmuir Street, Suite 591, Vancouver, British Columbia V6C 1N5
             (Address of principal executive offices and zip code)

                                 (604) 685-1529
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [  ]           No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $59,500

The number of shares of the registrant's Common Stock outstanding as of June 30, 1998 was 8,283,115. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on June 30, 1998, as reported on the Nasdaq Over the Counter System, was approximately $636,543. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Transitional small business disclosure format (check one)

                           Yes  [  ]           No [ X ]

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                                     PART I

    Item 1            Description of Business
    Item 2            Description of Property
    Item 3            Legal Proceedings
    Item 4            Submission of Matters to a Vote of Security
                      Holders

                                     PART II

    Item 5            Market for Common Equity and Related
                      Stockholder Matters
    Item 6            Management's Discussion and Analysis or
                      Plan of Operation
    Item 7            Financial Statements
    Item 8 Change in and Disagreement with Accountants on Accounting and Financial Disclosure

                                    PART III

    Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
    Item 10           Executive Compensation
    Item 11           Security Ownership of Certain Beneficial
                      Owners and Management
    Item 12           Certain Relationships and Related Transactions
    Item 13           Exhibits and Reports on Form 8-K


    SIGNATURES
    INDEX TO EXHIBITS

Item 1.  DESCRIPTION OF BUSINESS

Overview

PowerTrader, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996. PowerTrader Software Inc., a corporation incorporated in the Province of British Columbia, Canada in 1988, and its shareholders, pursuant to a Share Exchange Agreement with the Company entered on September 30, 1996, sold all of their issued shares to the Company. For each share of PowerTrader Software Inc. sold the shareholders received one share of PowerTrader, Inc. The Company became the sole shareholder of PowerTrader Software Inc.

The Company, through its wholly owned subsidiary PowerTrader Software Inc., designs, develops, markets and supports informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. The Company's products are designed to enable customers to capture market data from Market Data Vendors and store same for future reference, display data in tables and graphic form and analyze trading opportunities. The Company's products are modular and scalable. Independent functionality of components provides the user with the ability to integrate software with the Company's products.

Prior to June 30, 1998, the Company had been exploring other business opportunities through a joint business venture with a Toronto-based television production company, such as, developing and marketing a financial Internet web site that would be integrated and fully interactive with a traditional television broadcast (the "Joint Venture"). The Company had been involved in such venture since November 1997, which resulted in a shifting of resources, including research and development, to such venture.

During the fourth quarter of fiscal 1998, the Company continued to seek out additional business opportunities. As a result, the Company had ongoing discussions with a New York-based print financial magazine regarding the possibility of combining the Company's web site technology with the information and print medium provided by such magazine (the "Combination"). The Company's attempts to develop a relationship with the magazine caused the Company to allocate substantial financial resources, time and effort to the Combination.

Industry Background

The securities industry has, and continues to, experience rapid demographic, instrument and accounting changes. These dynamics have required securities professionals to increasingly utilize information systems which (i) lower transaction costs, (ii) manage increasing data flow and (iii) provide value-added services. The Company believes ongoing advances in telecommunications and information technology, such as the Internet, will result in the requirement for analytical tools to manage data and disclose investment opportunities. Current systems lack the requisite sophistication to provide the tools necessary to address their evolving advances.

Products

Because the Company is still in the developmental stage, its focus and products continue to be affected by the success or failure of the Company's development efforts and Beta testing.

The Company has continued to develop a suite of components which, if developed successfully, will permit a client to purchase a comprehensive system to match its individual needs. The Company had previously intended to market these components as separate products, namely, as PowerTrader Pro-Vision, Data Manager, Formula One, Server and PowerTrader Analyst. The Company has since determined to combine the functionality of some or all of the components into PowerTrader Analyst, which, if developed, would feature a continuously refreshed data base display in a customizable and tabular format created by Server in a charting package facilitating technical securities analysis and custom/proprietary indicators using Microsoft Excel and Visual Basic.

However, the Company has devoted the majority of its resources for the past fiscal year on the creation of a web site known as "Financial Wire." To supplement the disappointing results realized from the distribution of Beta
versions  of   PowerTrader   Analyst,   the  Company  has  attempted  to  market
subscriptions for use of Financial Wire. This web site allows the individual investor to access the Company's products in conjunction with an end-of-day data file retrieved through the Company's Internet server. The Company's Financial Wire products and services, and related marketing strategy, have been designed to capitalize on the growing acceptance and use of Internet services. Future achievement of growth and profit objectives will be largely dependent upon the capacity, reliability, integrity and security of the Internet, its service providers and telecommunication vendors. Additionally, implementation of the Company's strategy will require substantial financial and operational resources, which are currently not available, to be devoted to the expansion of the Company's Internet infrastructure. Inability to accomplish this goal will materially and adversely affect the Company's business, operating results and financial condition. Sales of currently developed Financial Wire products have fallen below expectations. (See "Product Development")

On May 2, 1997 the Company, pursuant to an Asset Purchase Agreement and Bill of Sale, acquired certain intellectual property rights in, and all right, title and interest to, a securities database software, known as DataMill, from West Coast Title Search Ltd. for the sum of Cdn$285,000 (approximately $193,878 in U.S. dollars) cash plus the issuance of shares of Common Stock in the Company. (Note: do we need to show the number of shares and value i.e. 125,000 shares @ US$3.00/share?) The cash balance owing of Cdn$235,000 (approximately $159,863 in U.S. dollars) to West Coast Title Search Ltd. is evidenced by a Promissory Note secured by a General Security Agreement and a Software Security Agreement maturing August 7, 1998. The Company intends to develop DataMill as a commercial product which can be added to or replace its developing suite of products.

The Company's limited capital resources have caused its independent auditors to issue a report which indicates substantial doubt exists at the end of fiscal 1998 as to the Company's ability to continue as a going concern. See
"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" and "Subsequent Transactions".

Product Development

In 1998 and 1997 the Company's product research and development expenditures were $274,940 and $265,303 respectively. With the rapid technological change characteristic of the industry, the Company seeks to develop applications incorporating current and new technologies. Such development requires the dedication of significant expenditures to attract and retain employees with the requisite skills to successfully develop new products or enhance existing versions.

The Company had hoped that initial revenues would be largely derived from subscriptions to its Financial Wire product and other products and services related thereto. The reduction, delay and/or cancellation of subscriptions for these products and services has had a material adverse effect on the Company's business, financial condition and results of operations.

As at June 30, 1998 the Company's negative cash flow from operations has resulted in its failure to achieve its product development objectives with a resultant failure to achieve its expectations with respect to product sales, including, without limitation, the sale of the Financial Wire products. Additionally, the lack of sufficient funding has delayed the Company's research and development program.

There can be no assurance the Company will be successful in obtaining additional funding sufficient to allow it to be successful in developing, introducing and marketing products on a timely and cost effective basis, if at all. Delays in the commencement of commercial shipments of new products and enhancements may result in further delay or loss of product revenues.

Competition

The market for the Company's products is evolving rapidly. Prospective customers tend to be highly sophisticated and engage in extensive investigation and comparison of competitive software applications offered by prospective vendors, including the Company. The Company competes directly with a large number of software vendors and indirectly with existing and potential clients who have, or may have, developed risk management and other decision support systems to satisfy particular needs. Many of the Company's competitors have significantly greater financial, managerial, development, technical, marketing and sales resources. These competitive forces are compounded by the Company's lack of such resources. The Company believes that the principal competitive factors affecting the market for its products include product performance and functionality, product and Company reputation, product architecture, ease of use, ability to integrate, rapidity and ease of implementation, quality of client support and price. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and the loss of market share, any one of which would materially adversely affect the Company's business, operating results and financial condition.

Marketing

The Company's strategy for marketing its products contemplates the allocation of substantial resources for the hiring and training of a marketing staff and direct sales force. Delays in the development of a commercial product, the lack of capital and the attendant inability to increase its sales force personnel as had been previously anticipated has, to date, resulted in the Company having conducted only limited sales, marketing and distribution activities. The Company has attempted to market its available products primarily through telemarketing and electronic means, use of direct mail, press releases, customer referrals and tradeshow participation. There can be no assurance in the future that the Company will have the resources to be able to attract and retain qualified marketing and sales personnel necessary to generate significant growth in revenue from sales of its software products.

The Company expects to attempt to market and sell its developing products through licensing or other distribution arrangements with third parties. Revenues, if any, received by the Company in this regard will be largely dependent on the efforts of such third parties and no assurance can be given that such efforts will be successful.

Intellectual Property

The Company has registered the trade names "PowerTrader Analyst" and "PowerTrader" in the United States and Canada, respectively. The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and license agreements to establish and protect its intellectual property rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain portions of the Company's products and technology or to reverse engineer or other otherwise obtain and use proprietary information. The Company does not have any patents on its software and existing copyright laws afford only limited protection. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its intellectual property, which could adversely affect the Company's business, operating results and financial condition.

The Company is not currently engaged in any intellectual property litigation or proceedings. However, there can be no assurance that third parties will not assert such claims or that any such claim will not require the Company to enter into licensing agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on the Company's business, financial condition and results of operation.

Employees

During fiscal 1998 the Company experienced significant reduction in its work force due to its lack of revenue and diminishing financial resources. The Company at fiscal year end had one full time and one part time employee engaged in product development, client service and support and, prior to Mr. Furlonger's resignation, effective June 25, 1998, two in administration and management. The Company's future success will depend on its ability to attract and retain qualified technical and management personnel. Due to the small number of employees, the loss of any additional employees may have a material adverse effect on the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.

Item 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 3068 square feet of office space in Vancouver, British Columbia under a lease expiring in April, 1999. The monthly lease payment under the lease is Cdn$4,600 gross (approximately $3,129 in U.S. dollars). The Company believes that its existing facilities will be adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.  LEGAL PROCEEDINGS

As at June 30, 1998 the Company's subsidiary, PowerTrader Software Inc., was a defendant in an action commenced October, 1997 in the Supreme Court of British Columbia by Digidyne Inc., claiming judgment for an unpaid account for supply of computer equipment services in the amount of Cdn$34,748.42, plus interest and costs. The Company has initiated a counterclaim for damages against Hewlett-Packard as the supplier of the computer equipment.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company did not submit any matters to a vote of shareholders during the fiscal year covered in this report.

                                     PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq OTC under the symbol "PWTD". The common stock was approved for trading on August 19, 1997.The following table summarizes the high and low bid prices as reported by the Nasdaq OTC for the periods indicated:

                                                          Bid Range
                                                     --------------------
         Fiscal Year 1998                            High           Low
         ----------------                            -----          -----
         First Quarter                               $0.30          $0.04
         Second Quarter                              $0.50          $0.05
         Third Quarter                               $0.25          $0.06
         Fourth Quarter                              $0.26          $0.07


The quotations reflect inter-vendor pricing without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company had approximately 217 stockholders of record at June 30, 1998.

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

During the year ended June 30, 1998 the Company issued the following securities in unregistered transactions exempted from the provisions of the Securities Act:

On July 14, 1997 the Company granted a non-qualified stock option to an employee covering 60,000 shares of the Company's common stock with an exercise price of $3.00 per share, being the fair market value per share at the time of grant. Such option was granted in reliance upon the exemptive provisions of Section 4(2) of the Securities Act. Such option was cancelled upon termination of the employee's employment during fiscal 1998, in accordance with the provisions of the stock option plan.

On July 21, 1997 the Company completed its sale of 250,000 units, each unit consisting of one share of the Company's common stock and two warrants, each warrant to purchase one additional share of common stock at an exercise price of $3.50, to an institutional investor located in the Bahamas for cash consideration in the aggregate amount of $812,500. Such transaction was consummated in reliance upon the exemptive provisions of Regulation S promulgated under the Securities Act.

On September 17, 1997 the Company granted non-qualified stock options to a director and an employee, each covering 50,000 shares of the Company's common stock with an exercise price of $3.00 per share, being the fair market value per share at the time of grant. Such options were granted in reliance upon the exemptive provisions of Section 4(2) of the Securities Act. The 50,000 options granted to the employee were cancelled upon termination of the employee's employment during fiscal 1998. The remaining 50,000options issued to a director were cancelled and reissued in February 1998 with an amended exercise price of $0.35 per share, being the fair market value per share at the time of the reissuance.

On January 30, 1998 the Company granted a non-qualified stock option to a company controlled by a director and officer, covering 150,000 shares of the Company's common stock with an exercise price of $0.35 per share, being the fair market value per share at the time of grant. Such options were granted in reliance upon the exemptive provisions of Section 4(2) of the Securities Act. On that date the Company reissued approximately 460,000 non-qualified stock options (including the 60,000 and 50,000 options granted on July 14, 1997 and September 17, 1997, respectively, which were subsequently cancelled prior to fiscal year end), originally issued in fiscal 1997 with an exercise price of $2.00 or $3.00 per share, as applicable, to certain consultants, some of whom were companies controlled by a director and officer, all at an exercise price of $0.35 per share, being the fair market value per share at the time of reissuance. A total of 110,000 of such options, issued to employees who subsequently left the Company's employment, have been cancelled subsequent to the year end in accordance with the provisions of the stock option plan.

On February 22, 1998 the Company completed its sale of 400,000 shares of the Company's common stock to a private individual residing in New York State for cash consideration in the aggregate amount of $50,000. Such transaction was consummated in reliance upon the exemptive provisions of Section 4(2) of the Securities Act.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to be Considered" in Exhibit 99.1.

The following should be read in conjunction with the Financial Statements and Notes thereto. Unless otherwise indicated, all dollar values are expressed in U.S. Dollars.

Overview

PowerTrader, Inc., through its subsidiary PowerTrader Software Inc., designs, develops, markets and supports informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. Revenues have resulted from the distribution of Beta products and product development work continued during fiscal 1998; however, the Company remains a development stage company. At June 30, 1998 and June 30, 1997 the Company had an accumulated deficit of $3,293,050 and $1,953,330 respectively.

In view of the disappointing product sales the Company actively pursued other business opportunities in an effort to generate revenue. Prior to June 30, 1998, the Company had been exploring other business opportunities through a joint business venture with a Toronto-based television production company to develop and market a financial Internet web site that would be integrated and fully interactive with a traditional television broadcast (the "Joint Venture"). The Company had been involved in such venture since November 1997, which resulted in a shifting of resources, including research and development personnel and time, to assess the viability of the proposed venture.

Also, during the fourth quarter of fiscal 1998the Company had ongoing discussions with a New York-based print financial magazine regarding the possibility of combining the Company's web site technology with the information and print medium provided by such magazine (the "Combination"). The Company's attempts to develop a relationship with the magazine caused the Company to allocate substantial resources, including time and effort, to the Combination.

Results of Operations for the Years Ended June 30, 1998 and June 30, 1997

Sales. Revenues increased by 34% from $44,373 in 1997 to $59,500 in 1998. Cost of Sales decreased by 28% from $28,255 in 1997 to $20,217 in 1998. Net Revenue increased by 244% from $16,118 in 1997 to $39,283 in 1998. Substantially all of the Company's net revenues were derived from domestic sales and installation of Beta site licenses.

Selling, General and Administrative Costs. Selling, General and Administrative costs ("SGA") increased by 69% from $653,812 in 1997 to $1,104,063 in 1998. Such expenses were incurred in an effort to develop the organizational infrastructure to implement the Company's business plan. Certain of the SGA costs related to the Company's effort to raise working capital and to pursue the Joint Venture and Combination. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expenses for the Company's office premises.

Development Costs. Development costs increased by 4% from $265,303 in 1997 to $274,940 in 1998. Such increase in development expenses were primarily attributable to salary increases to staff engaged in the ongoing development of the PowerTrader suite of products.

Net Loss. The Company experienced further net losses in 1998 in the amount of $1,339,720, an increase of 48% from the 1997 net loss of $902,997. Total cumulative net losses for the period ending December 29, 1988 to and including June 30, 1998 were $3,293,050. The Company believes additional personnel expenses related to further research and development expense will be required to establish the Company's competitive and market position and build the requisite infrastructure to support the Company's ongoing growth strategy. The Company therefore expects to incur further losses in the future which will likely continue to have a negative impact on the Company's results of operation.

Liquidity and Capital Resources.

The principal source of funds to the Company and its subsidiaries since their respective formations has been derived from net proceeds of certain private placements of securities which, together with sales, have been used to fund continued research and development expenses as well as necessary SGA costs. To date the Company has sold only Beta product and support services. Major product development work continues. The Company has not yet recorded significant sales and is, accordingly, still a development stage company. The Company requires additional financing to fund its operations and planned capital expenditures for at least the next twelve months. The Company currently has no avenues to secure any such additional financing. The inability of the Company to obtain additional financing on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern.

Year 2000 Readiness Disclosure.

The Company intends to develop a Year 2000 Action Plan with the identification of specific tasks and goals to be implemented before the advent of the Year 2000. These tasks and goals include the assessment of the Company's current computer systems, current product offerings, and internally developed information systems, identification of potential problems and remediation of identified problems and testing of newly implemented systems. In view of the reliance of the Company upon vendor-supplied information systems all key information technology vendors and suppliers will be contacted to provide assurances on their ability to deal with the Year 2000 issues. Changes, as required, will be implemented by the Company to address any vendor supplied information systems which are, in the opinion of the Company, not going to achieve Year 2000 compliance. Based upon the responses of both the Company's customers and third party suppliers, the Company will formulate a Year 2000 contingency plan to obviate the impact of any disruptions in the supply or sale of the Company's products.

Readers are cautioned that this Year 2000 disclosure contains forward-looking statements. Readers should understand the Company's current assessment of the Year 2000 issue is based upon management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of our Year 2000 Action Plan. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, and the ability to implement interfaces between any new systems and systems not being replaced.

Item 7.  FINANCIAL STATEMENTS

The following financial statements of PowerTrader, Inc. and the Report of Independent Accountants are included as a separate section of this report, which begins on page F-1:

         Consolidated Balance Sheets - June 30, 1998 and 1997

         Consolidated Statements of Operations - Years Ended June 30, 1998, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years Ended June 30, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Accountants


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the executive officers of PowerTrader, Inc. as of June 30, 1998:

       Name                    Age                   Position
       ----                    ---                   --------

Michael C. Withrow              35             Chairman of the Board, President
                                               and Chief Executive Officer

David C. Furlonger (1)          36             Director, Chief Financial
                                               Officer and Secretary

George McCord                   58             Director, Chief Information
                                               Officer

(1) Mr. Furlonger's resignation and the cancellation of the agreement with Peridot International became effective June 25, 1998.

The services of each of Mr. Withrow and Mr. Furlonger are provided under an agreement with corporations wholly owned by such persons. Mr. McCord, exclusive of his obligations as a director, devotes up to an aggregate of 120 hours a month to the Company's business pursuant to a consulting agreement under which he is entitled to be paid up to $88,800 annually. Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company.

Mr. Withrow was a founding director of PowerTrader Software Inc. and has served as a director since 1988. In 1994 Mr. Withrow was named President and Chairman. Mr. Withrow has been a director, Chairman and President of the Company since its inception in August, 1996. Mr. Withrow has previous experience as an account executive for a multinational distributor of computer equipment and as a private and institutional securities trader.

Mr. Furlonger has been a director, Secretary and Chief Financial Officer of the Company since its inception in August, 1996. From April 1995 to March 1996 Mr. Furlonger served as Senior Proprietary Trader for Commerzbank, London, England and for five years prior thereto was employed within the treasury and trading operations of Baring Brothers & Co. in England.

Mr. McCord was elected by the Board to fill a vacancy on the Board in June 1997. For the last nine years Mr. McCord has acted as a Principal in the Financial Markets Consulting Group, New York, N.Y. Prior to this he served for five years as Vice President Information Systems Development at Instinet Corporation, New York, N.Y.

The Board of Directors of the Company consists of three members, subject to Mr. Furlonger's resignation on June 25, 1998. The Company's Certificate and Bylaws provide that the Board of Directors will consist of three classes serving staggered three year terms, so that approximately one-third of the directors will be elected at each annual meeting. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such individuals are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that three reporting persons, (Messrs. Withrow, Furlonger and McCord) failed to file on a timely basis one Form 4, each of which would have disclosed an amended, or a repricing, of non-qualified stock options.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information, as of June 30, 1998, regarding the compensation paid to the Chief Executive Officer. No other officer of the Company received total compensation in excess of $100,000 during fiscal 1998.


                           Summary Compensation Table

                              Annual Compensation              Long-Term Compensation
                              -------------------              ----------------------
                                                          Other      Securities
Name and Principal                                        Annual     Underlying      All Other
Position               Year    Salary($)  Bonus($)     Compensation  Compensation  Compensation
------------------     ----    ---------  --------     ------------  ------------  ------------

Michael C. Withrow     1998     $87,333                    ----       350,000(1)      -----
President/Chief        1997     $62,693                    ----       200,000         -----
Executive Officer


                        Option Grants in Last Fiscal Year

                      Number of     Percent of
                     Securities    Total Options
                     Underlying     Granted to
                       Options     Employees in     Exercise
Name                   Granted      Fiscal Year      Price      Expiration Date
----                 ----------    -------------    --------    ---------------
Michael C. Withrow   150,000           24.6%         $0.35       February, 2000
                     200,000(1)        32.8%         $0.35       April, 2000

(1) Includes 200,000 shares covered by an option which was repriced in fiscal 1998.


               Aggregate Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

                                                  Number of
                                                  Unexercised         Value Of
                                                  Securities        Unexercised
                                                  Underlying        In-The Money
                          Shares                 Options/SARs       Option/SARs
                      Acquired on       Value    At FY-End (#)     At FY-End ($)
                        Exercise      Realized   Exercisable/       Exercisable/
      Name                 (#)           ($)     Unexercisable     Unexercisable
      ----            -----------     --------   -------------     -------------

Michael C. Withrow          0             0        350,000/0            0/0


Repricing of Options

On January 30, 1998 the Board of Directors of the Company decided to reprice options held by Mr. McCord, and corporations controlled by Mr. Withrow and Mr. Furlonger, covering 350,000 shares of common stock. As a result, the exercise price of the option was reduced to $0.35 per share, the then current market price of the common stock.

The Board based its decision to reprice the options on the efforts of these persons on behalf of the Company and to provide further incentive to them to continue in their capacities.

Employment Agreements

Precision Investment Services Inc. (now PowerTrader Software Inc.) entered into an employment agreement with 458468 B.C. Ltd., a British Columbia corporation wholly owned by Michael C. Withrow ("458468"), the Company's Chairman and President. Pursuant to that agreement 458468 will provide the services of Mr. Withrow to manage PowerTrader Software's operations. The agreement with 458468 will expire in September 1999, subject to renewal, at the option of PowerTrader Software, for an additional three year term. The agreement with 458468 contains non-competition clauses that provide, in pertinent part, that during the term of the agreements, as they may be extended, and for a period of one year thereafter, 458468 will not engage in any activity competitive with the business of PowerTrader Software, will not solicit nor attempt to solicit customers or employees of PowerTrader Software, and will not otherwise interfere with PowerTrader Software's business relationships.

Director Compensation

Under the Company's present policy, no director of the Company is entitled to receive compensation for services rendered to the Company as a director. Directors are entitled to be reimbursed for expenses incurred by them in attending meetings of the Board of Directors and its committees.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following tables sets forth certain information, as of June 30, 1998, with respect to beneficial ownership of shares of Common Stock by (i) such persons as are known to the Company to beneficially own more than 5% of the issued shares of Common Stock, (ii) the directors and nominees for directors of the Company,
(iii) the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers as at June 30, 1998 (the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                                             No. of Shares
Name and Address                             Beneficially            Percent
of Beneficial Owner                             Owned                of Class
-------------------                          -------------           --------

Michael C. Withrow                           1,817,697 (1)                 22%
12-1850 Argue Street
Port Coquitlan, British Columbia

David C. Furlonger                             100,000 (2)                1.2%
11837 190th Street
Pitt Meadows, British Columbia

George E. McCord                                50,000 (3)                   *
885 Dunsmuir Street
Suite 591
Vancouver, British Columbia

All directors and executive                  1,967,697                   24.6%
officers as a group (3 persons)

*     Less than 1%.

(1) The stated number of shares are held of record by 458468 B.C. Ltd., a British Columbia corporation ("458468") of which Mr. Withrow is the sole shareholder. The total includes 350,000 shares subject to acquisition by 458468 upon exercise of currently exercisable options.

(2) The stated number of shares are held of record by Peridot International Enterprises Ltd., a British Columbia corporation ("Peridot") of which Mr. Furlonger is the controlling shareholder. Upon termination of Mr. Furlonger's services to the Company on June 25, 1998 Peridot forfeited any right to any additional 150,000 shares after the second year of service and a further 100,000 shares after the third year of service and forfeited the right to exercise a stock option to purchase up to 100,000 shares of Common Stock of the Company in accordance with the PowerTrader, Inc. 1996 Stock Option Plan.

(3)    The  stated  number  of  shares  are  comprised  of  shares   subject  to
       acquisition by Mr. McCord upon exercise of currently exercisable options.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time the Company and PowerTrader Software Inc. have engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning transactions which have occurred in the past two years or which are current proposed.

On October 25, 1996 PowerTrader Software Inc. executed an agreement, (the "Consultant Agreement") effective October 25, 1996, with Peridot International Enterprises Ltd. ("Peridot"), a company controlled by Mr. David C. Furlonger. Pursuant to the Consultant Agreement Peridot provided the services of Mr. Furlonger as a director, Chief Financial Officer and Secretary of PowerTrader, Inc. His duties also included acting as the principal accounting manager of PowerTrader Software Inc.. The Consultant Agreement was for a term of three (3) years and Peridot was to be paid $70,000 in the first two years, $80,000 in the third year. In addition the Company would grant to Peridot 350,000 shares of Common Stock with 100,000 vesting after the first year of service, 150,000 after the second year of service and 100,000 after the third year of service. In addition Peridot would receive a stock option to purchase up to 100,000 shares of Common Stock of the Company in accordance with the Company's 1996 Stock Option Plan. These options were repriced in January, 1998 and were subsequently cancelled after year end upon termination of Mr. Furlonger's employment on June 25, 1998.

On February 26, 1996 Precision Investment Services Inc., the predecessor company to PowerTrader Software Inc., the Company's wholly owned subsidiary, entered into an agreement for the services of Michael C. Withrow, a director and the President and Chief Executive Officer of the Company. This Agreement has subsequently, with the approval of the Company, been assigned to 458468 B.C. Limited, a company controlled by Mr. Withrow. Under the terms of the agreement Mr. Withrow was appointed President and was to (i) provide services related to the technical revision and development of the Company's products, (ii) direct the long term strategy of the Company and (iii) oversee the marketing of the Company's systems until development of a marketing plan. In return for his services Mr. Withrow received an annual compensation of $85,000 for the first two years and $92,000 for the third year.

On June 12, 1997 PowerTrader Software Inc. entered into a consulting agreement with George E. McCord to act as the Chief Information Officer of the Company. Mr. McCord also became a Class I Director of the Company. Under the terms of the agreement Mr. McCord, in his capacity as Chief Information Officer, provides the Company with up to 120 hours per month of telephonic or other advice and counsel regarding the Company's business in exchange for an annual fee of $88,800, payment of 66.67% of all travel, accommodation and incidental expenses incurred with respect to travel and the right to receive a certain number of shares upon the first annual anniversary of the date of the agreement.

On September 17, 1997 the Company granted to Mr. McCord a non-qualified stock option covering 50,000 shares of the Company's common stock with an exercise price of $3.00. This option was repriced in January 1998.

On January 30, 1998 the Company granted a non-qualified stock option to 458468 B.C. Limited, a company controlled by Mr. Withrow, covering 150,000 shares of common stock with an exercise price of $0.35 per share.

All future transactions between the Company and its officers, directors, principal stockholders and affiliates are required to be approved by a majority of the independent and disinterested outside directors and must be on terms no less favorable to the Company than could be obtained from an unaffiliated third party under similar circumstances.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                   1. Consolidated Financial Statements required to be filed by Item 7 of Form 10-KSB. See the list of Financial Statements contained in Item 7 of this Report.

                   2.  Exhibits.

                       The Exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-KSB.

          (b)      Reports on Form 8-K

                   None

--------------------------------------------------------------------------------

                                                                Auditors' Report

--------------------------------------------------------------------------------


To The Shareholders
PowerTrader, Inc.


We have audited the Consolidated Balance Sheet of PowerTrader, Inc. (A Development Stage Company) as at June 30, 1998 and the Consolidated Statements of Loss, Cash Flow and Changes in Shareholders' Equity (Deficit) for the years ended June 30, 1998 and 1997. We have also audited the Consolidated Statements of Loss, Cash Flow and Changes in Shareholders' Equity (Deficit) for the period from December 29, 1988 (inception of PowerTrader Software Inc.) to June 30, 1998 (cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PowerTrader, Inc. as at June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and the period from December 29, 1988 (inception) to June 30, 1998 (cumulative) in accordance with generally accepted accounting principles in the United States.



                                                        /s/ BDO Dunwoody LLP

                                                        Chartered Accountants
Vancouver British Columbia
January 12, 1999

--------------------------------------------------------------------------------

                                             Comments by Auditors for US Readers
                                              On Canada-US Reporting Differences

--------------------------------------------------------------------------------


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated January 12, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

                                                       /s/ BDO Dunwoody LLP

                                                       Chartered Accountants

Vancouver, British Columbia
January 12, 1999

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                                     Consolidated Balance Sheets
                                                                    (US Dollars)


June 30                                                  1998              1997
-------------------------------------------------------------------------------

Assets

Current
   Cash                                         $       6,000    $       99,986
   Receivables                                              -            12,883
                                                -------------    --------------
                                                        6,000           112,869

Fixed assets, note 3                                  464,182           754,741
                                                -------------    --------------
                                                $     470,182    $      867,610

-------------------------------------------------------------------------------

Liabilities

Current
   Accounts payable and accrued
     liabilities, notes 3 and 9                 $     507,352    $      362,520
   Notes payable, note 4                               15,000            74,248
   Current portion of capital
     lease obligations, note 5                          2,657             5,894
                                                  -----------     -------------
                                                      525,009           442,662

Capital lease obligations, note 5                           -             2,555
                                                -------------    --------------
                                                      525,009           445,217
                                                -------------    --------------

Shareholders' Equity (Deficit)
Share capital, note 6
   Authorized
   The company is authorized to issue
     23,000,000 common shares and 2,000,000
     preferred shares with a $.01 par value
     per share.

Issued and outstanding common shares                  992,530           986,030
   8,283,115 Common shares (1997 - 7,633,115)
Capital surplus                                     2,245,693         1,389,693
Accumulated deficit during development stage       (3,293,050)       (1,953,330)
                                                -------------    --------------
                                                      (54,827)          422,393
                                                -------------    --------------
                                                $     470,182    $      867,610
-------------------------------------------------------------------------------


The accompanying summary of significant accounting policies and notes from an integral part of these consolidated financial statements.

                                                              PowerTrader, Inc.
                                                  (A Development Stage Company)
                                                Consolidated Statements of Loss
                                                                   (US Dollars)

                                                                    December 29,
                                                                            1988
                                                                  (inception) to
                       Year Ended     Year Ended    Year Ended          June 30,
                         June 30,       June 30,      June 30,              1998
                             1998           1997          1996      (cumulative)
--------------------------------------------------------------------------------



Revenue             $      59,500     $   44,373    $   50,971   $      198,870
Cost of Sales              20,217         28,255        40,910          106,793
                     ------------     ----------    ----------     ------------
                           39,283         16,118        10,061           92,077

Selling, general &      1,104,063        653,812       405,099        2,532,884
 administrative
 costs

Development costs         274,940        265,303       203,933          852,243
                     ------------     ----------     ----------    ------------
Net loss            $  (1,339,720)    $ (902,997)   $ (598,971)    $ (3,293,050)
--------------------------------------------------------------------------------


Loss per share            $(0.17)        $(0.16)       $(0.14)
--------------------------------------------------------------------------------


The accompanying summary of significant accounting policies and notes from an integral part of these consolidated financial statements.


                                                                                         PowerTrader, Inc.
                                                                             (A Development Stage Company)
                                                                      Consolidated Statements of Cash Flow
                                                                                              (US Dollars)


                                                                                               December 29
                                                                                                      1988
                                                                                            (inception) to
                                         Year Ended        Year Ended       Year Ended            June 30,
                                           June 30,          June 30,         June 30,                1998
                                               1998              1997             1996        (cumulative)
----------------------------------------------------------------------------------------------------------

Cash provided (used) by:

Operating activities
Operations
Net loss                              $  (1,339,720)   $     (902,997)   $    (598,971)   $   (3,293,050)
Item not involving cash
   Amortization                             355,743            42,210           26,589           439,798
Increase (decrease) from
   changes in:
Receivables                                  12,883           (10,491)            (620)                -
Accounts payable and
   Accrued liabilities                      144,832           193,865           71,997           507,351
                                      -------------    --------------    -------------    --------------

                                           (826,262)         (677,413)        (501,005)       (2,345,901)
                                      -------------    --------------    -------------    --------------
Financing activities
Notes payable financing
   received                                  15,000            74,248                -            89,248
Notes payable paid                          (74,248)                                             (74,248)
Lease financing received                          -                             11,074            18,790
Repayment of obligations
   under capital leases                      (5,792)           (5,527)          (3,732)          (16,132)
Shareholders' advances                            -                 -          253,917           646,222
Issuance of share capital
   and subscriptions                        862,500           632,049          408,089         1,902,747
                                      -------------    --------------    -------------    --------------
                                            797,460           700,770          669,348         2,566,628
                                      -------------    --------------    -------------    --------------
Investing activity
   Net assets acquired on
     Reverse Acquisition                          -           314,254                -           314,254
   Investment in fixed assets               (65,184)         (364,702)         (43,690)         (528,981)
                                      --------------   ---------------   --------------   ---------------
                                            (65,184)          (50,448)         (43,690)         (214,727)
                                      -------------    --------------    -------------    --------------
Increase (decrease) in cash                 (93,986)          (27,091)         124,653             6,000
Cash, beginning of period                    99,986           127,077            2,424                 -
                                      -------------    --------------    -------------    --------------
Cash, end of period                   $       6,000    $       99,986    $     127,077    $        6,000
--------------------------------------------------------------------------------------------------------


Non-cash transactions
   Shares issued for debt             $           -    $            -    $     646,222    $      646,222
Shares issued for software
   acquisition                        $           -    $      375,000    $           -    $      375,000
Shares issued on Reverse
   acquisition                        $           -    $      314,254    $           -    $      314,254
--------------------------------------------------------------------------------------------------------
Interest paid                         $      14,516    $        4,254    $       1,584    $       20,354


The accompanying summary of significant accounting policies and notes from an integral part of these consolidated financial statements.


                                                                                          PowerTrader, Inc.
                                                                              (A Development Stage Company)
                                       Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                                                                               (US Dollars)

                                                                                                    Deficit
                                                                                                Accumulated
                               Class "A"          Class "B"                                      During the
                                Common             Common              Common        Capital    Development
                           Shares   Amount     Shares  Amount      Shares  Amount    Surplus          Stage
-----------------------------------------------------------------------------------------------------------

Shares issued for cash
December 29, 1988               -     $    -        -    $   -        100    $    70    $     -    $       -
Shares redeemed and
cancelled
September 12, 1989              -          -        -        -       (100)       (70)         -            -
Shares issued
September 12, 1989            100         72      100       73          -          -          -            -
Shares redeemed and
cancelled
July 12, 1990                 (35)       (24)     (16)     (12)         -          -          -            -
                ---------------------------------------------------------------------------------------------
Balance at
July 1, 1994                   65         48       84       61          -          -          -            -
Net Loss                        -          -        -        -          -          -          -     (451,362)
                ---------------------------------------------------------------------------------------------
Balance at
July 30, 1995                  65         48       84       61          -          -          -     (451,362)
Shares issued
for debt                4,174,448    646,222        -        -          -          -          -            -
Net loss                        -          -        -        -          -          -          -     (598,971)
                ---------------------------------------------------------------------------------------------
Balance at
June 30, 1996           4,174,513    646,270       84       51          -    646,331          -   (1,050,333)
Reverse acquisition
January 1, 1997                 -          -        -       -   5,088,598    314,254          -            -
Shares issued for
Software share
subscriptions                   -          -        -       -   2,319,517     23,195    691,943            -
Computer software
acquired                                   -        -       -     125,000      1,250    373,750            -
Cash                            -          -        -       -     100,000      1,000    324,000            -
Net loss                        -          -        -       -           -          -          -     (902,997)
                ---------------------------------------------------------------------------------------------
Balance at
June 30, 1997                   -          -        -       -   7,633,115    986,030  1,389,693   (1,953,330)
Shares issued
for cash
September 10, 1997              -          -        -       -     250,000      2,500    810,000            -
March 16, 1998                  -          -        -       -     400,000      4,000     46,000            -
Net loss                        -          -        -       -           -          -          -   (1,339,720)
                ---------------------------------------------------------------------------------------------
Balance at
June 30, 1998                   -          -        -       -   8,283,115   $992,530  $2,245,693 $(3,293,050)

-------------------------------------------------------------------------------------------------------------


The accompanying summary of significant accounting policies and notes from an integral part of these consolidated financial statements.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------

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

Basis of             The consolidated financial statements have been prepared in
Presentation         accordance with generally accepted accounting principles in the United States.

Foreign Currency     Foreign monetary assets and liabilities are translated into
Translation          US  dollars  at the  rates of  exchange  in  effect  at the balance sheet dates. Non-monetary assets are translated at historical rates. Revenue and expense items are translated at average exchange rates prevailing during the period, except for amortization which is translated at the same rate as the assets to which it applies.

                     Foreign currency translation adjustments are included in income.

                     Exchange ratios between the Canadian and US dollar for periods presented in these financial statements with bracketed figures reflecting the average rate for the period are:

                      June 30, 1998         US$1.00          $1.465 (1.423)
                      June 30, 1997         US$1.00          $1.381 (1.366)
                      June 30, 1996         US$1.00          $1.384 (1.360)


Fixed Assets         Fixed assets are recorded at cost. Amortization is provided at the following annual rates:

                     Computer equipment              30%    declining balance
                     Computer software              100%    declining balance
                     Furniture and equipment         20%    declining balance

                     One half the normal amortization is recorded in the period in which the assets become available for use.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - continued
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------



Revenue              The  Company  records  revenue  from the  sale of  computer
Recognition          software upon shipment of products.

Research and         Research  and development  costs are charged  to expense as
Development Costs    incurred.

Capitalized          Certain  software  development  and  production  costs  are
Software Costs       capitalized   upon  a  product's   reaching   technological
                     feasibility.  The  capitalization  of these costs will stop when a product is ready for sale. Technological feasibility is considered to be attained when the company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet  its  design  specifications  including  functions,
                     features  and  technical  performance   requirements.   The
                     Company has attained technological feasibility on certain products, however, it has not incurred any capitalizable costs with respect to these products.

Estimates and        The preparation of financial  statements in conformity with
Assumptions          generally   accepted    accounting    principles   requires
                     management to make  estimates and  assumptions  that affect
                     the  reported   amounts  of  assets  and   liabilities  and
                     disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of        The  respective carrying value of certain  on balance sheet
Instruments          financial instruments approximated their fair values. These financial  instruments  include cash,  accounts payable and
                     accrued  liabilities,   notes  payable  and  capital  lease
                     obligations.   Fair  values  were  assumed  to  approximate
                     carrying values for these financial  instruments since they
                     are  short  term  in   nature,   their   carrying   amounts
                     approximate fair values or they are receivable or payable on demand.

Loss Per Share       Loss per share is calculated  based on the weighted average number of shares outstanding.

Uncertainty Due      The  Year  2000  Issue  arises  because  many  computerized
to the Year          systems use two digits rather than four to identify a year.
2000 Issue           Date-sensitive  systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the effects of customers, suppliers, or other third parties, will be fully resolved.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - continued
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


New Accounting       Statement  of  Financial   Accounting  Standards  No.  128,
Pronouncements       "Earnings  Per  Share"  ("SFAS  No.  128")  issued  by  the
                     Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard simplifies guidelines regarding the calculation and presentation of earnings per share. The Company does not expect adoption to have a material effect on the presentation of its results of operations.

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

                     SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not fully evaluated the impact, if any, SFAS 130 may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures and Segments of an Enterprise and Related Information ("SFAS 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is regularly used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - continued
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


New Accounting       SFAS 131 is effective for financial  statements for periods
Pronouncements -     beginning after December 15, 1997 and requires  comparative
Continued            information  for earlier  years to be restated.  Management has not fully  evaluated  the impact,  if any, SFAS 131 may have on future financial statement disclosures.  Results of
                     operations  and  financial  position,   however,   will  be
                     unaffected by implementation of this standard.

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on July 1, 1999 to affect its financial statements.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                          Summary of Significant Accounting Policies - continued
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


New Accounting       In October  1997,  the AICPA  issued  Statement of Position
Pronouncements -     (SOP) 97-2, Software Revenue Recognition,  which supersedes
Continued            SOP 91-1.  The Company  was  required to adopt SOP 97-2 for software  transactions  entered into  beginning  January 1,
                     1998 and retroactive application to years prior to adoption is prohibited.  SOP 97-2 generally  requires revenue earned on software arrangements  involving multiple elements (i.e.
                     software  products,   upgrades/enhancements,   postcontract
                     customer  support,  installation,  training,  etc.)  to  be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence  which is  specific to the vendor.  The revenue
                     allocated  to  software   products   (including   specified
                     upgrades/enhancements)   generally   is   recognized   upon
                     delivery  of  the  products.   The  revenue   allocated  to
                     postcontract   customer  support  generally  is  recognized
                     ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company follows the guidance of SOP 97-2.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------



1.      Nature of Business and Continued Operations

        PowerTrader,  Inc.  and  Software  design,  develop,  market and support informational and analytical desktop decision support and risk management systems. Software was originally incorporated on December 29, 1988 under the name Corporate Media Solutions, Inc. On November 6, 1989, it changed its name to Precision Investment Services and on April 16, 1996, changed its name from Precision Investment Services, Inc. to PowerTrader Software Inc. Software was inactive until July 1994 when it commenced development of its current suite of software products. On January 2, 1997, PowerTrader, Inc. was acquired in a Reverse Acquisition by PowerTrader Software, Inc. (Note 2).

        To date, since the Company has only sold Beta product and support services, major product development work continues and the Company has not yet recorded significant sales, accordingly, the Company is still a development stage company with its principal business and assets in Canada and its revenue earned in Canada.

        These financial statements are stated in US dollars and have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis. As reflected in these financial statements, the Company has at June 30, 1998 an accumulated deficit of $(3,293,050) and a working capital deficiency of $519,009. In addition, the Company has incurred operating losses in each of the last three years. These factors among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing through private or public share offerings or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the recognized amounts for the assets and liabilities.

        Management's plans in this regard are to obtain financing from private or public share offerings or debt until such time that sufficient revenue can be generated to sustain continuing operations. In connection therewith, the Company entered the agreement described in Note 12.

2.      Acquisition

        On January 2, 1997, PowerTrader, Inc. entered into an agreement with the shareholders of Software whereby it acquired all of the outstanding shares of Software in exchange for 5,088,598 common shares. The transaction was accounted for as a Reverse Acquisition, utilizing historical costs. Software is in the same business as PowerTrader, Inc. The financial position of PowerTrader, Inc. as of January 2, 1997 is summarized as follows:

                     Tangible assets                  $ 314,468
                     Liabilities                           (214)
                                                    -----------
                     Shareholders' equity             $ 314,254
                                                    -----------

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


2.      Acquisition - continued

        The following is a summary of pro-forma sales, pro-forma net loss and pro-forma loss per share for the Company under the assumption that the Reverse Acquisition was completed on July 1, 1996.

                                                      1997               1996
                                                  (Unaudited)       (Unaudited)
                                                  -----------       -----------

            Pro-forma sales                          $ 44,373          $ 50,971

            Pro-forma net loss                    $ 1,164,029         $ 698,971

            Pro-forma loss per share                  $(0.20)           $(0.14)


3.      Fixed Assets

                                         Accumulated
                               Cost      Amortization    1998 Net      1997 Net
                          -----------    ------------   ---------    -----------
 Computer equipment       $   208,382    $    85,808    $ 122,574    $   139,224
 Computer software            668,164        346,501      321,608        596,576
 Furniture and equipment       26,779          6,834       19,945         23,942
                          ------------------------------------------------------
                          $   903,325    $   439,143    $ 464,182    $   754,741
                          ------------------------------------------------------


        The estimated useful life of the fixed assets varies between one and five years.

        In connection with the acquisition of computer software, the Company signed a promissory note payable in the amount of $160,400 ($C235,000) bearing interest at 8% per annum and due on July 24, 1998. The note payable was collateralized by the software, a Software Security Agreement and a General Security Agreement. The note payable was repaid subsequent to July 24, 1998.


4.      Notes Payable

        The note payable bears interest at 10% per annum, is unsecured and due on demand.


5.      Capital Lease Obligation

        The balance of the Company's capital lease obligations are due in 1999.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


6.      Share Capital

        Warrants

        350,000 warrants were outstanding at June 30, 1998. (1997 - 100,000) Each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period, expiring between May 2002 and July 2002.

        Shares Issued to Director

        250,000 (1997 - 350,000) shares issued to a Director are subject to an agreement, which contains certain restrictions on transfer over a three year period and provisions for forfeiture upon the occurrence of certain events. The holder of these shares has resigned as a Director and the Company intends to cancel the shares.


7.      Stock Options and Stock Compensation Plans

        At June 30, 1998, all of the Company's common stock options were exercisable. The following options, which are not part of the Company's 1996 Stock Option Plan, were outstanding at June 30, 1998 and cancelled subsequent to year end.

                  Number              Exercise Price          Expiry Date
                  ------              --------------          -----------
                  149,999                   $0.37             Dec 1998
                  100,000                    1.00             Feb 1999
                  100,000                    3.00             Feb 1999
                  -------
                  349,999


        Stock Option Plan

        Pursuant to the Company's 1996 Stock Option Plan ("the Plan"), officers, key employees, advisors and consultants, of the Company may receive stock options to purchase up to an aggregate of 750,000 shares of the Company's Common Stock. Under the Plan, stock options awarded under the Plan may not have a term of more than 10 years or provide for an exercise price of less that the fair market value of the Common Stock on the date of grant.

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


7.      Stock Options and Stock Compensation Plans - continued

        A summary of options granted under the Plan is as follows:

                                                                        Exercise
                                         Number        Expiry Date        Price
                                         ------        -----------      --------
        Outstanding, June 30, 1996            -
        Granted                         300,000       April 16, 2000      $0.35
                                        -------
        Outstanding, June 30, 1997      300,000
        Cancelled                      (100,000)      April 16, 2000      $0.35
        Granted                          50,000       April 16, 2000      $0.35
        Granted                          60,000        June 18, 2001      $0.35
        Granted                         150,000     February 2, 2001      $0.35
                                        -------
        Outstanding, June 30, 1998      460,000
                                        -------

        All but 20,000 options expiring on June 18, 2001 were cancelled subsequent to year end.

        Stock Based Compensation

        The Company has elected to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of Nil; expected volatility of Nil; risk-free interest rates of 1998 - 5.31%; 1997 - 6.25%, 1996 - 5.02% to 5.70%) based on US
        Treasury Bill yields and an expected life of two years. The weighted average fair value of options granted during 1998 was $Nil (1997 - $0.24; 1996 - $0.65) per share.

        Under the accounting provisions of FASB Statement 123, the Company's net loss per share would have been reduced to the pro-forma amounts indicated below:

                                 1998                1997                1996
                                 ----                ----                ----
        Net loss
        As reported        $ (1,339,720)      $    (902,997)      $    (598,971)
        Pro-forma            (1,467,871)      $    (956,792)      $    (598,971)

        Loss per share
        As reported        $      (0.17)      $       (0.16)      $       (0.14)
        Pro-forma          $      (0.18)      $       (0.16)      $       (0.14)

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------



8.      Share Subscriptions

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


9.      Related Party Transactions

        During 1998, the Company paid consulting and leasing fees totaling approximately $102,300 (1997 - $171,600 and 1996 - $11,800) to
        directors, shareholders and a company controlled by a director of the Company. During 1997, the Company also acquired from a director, office equipment for $7,100.

        As at June 30, 1998, there was approximately $85,900 (1997 - $Nil) in trade payables to a director and a company controlled by a director.


10.     Income Taxes

        The Company has income tax loss carry-forwards of approximately $2,950,000 available to reduce future taxable income, the tax effect of which has not been recorded in these financial statements. These losses will expire between 2002 and 2005.

        Deferred tax liabilities at June 30, 1998 and 1997 were not material.

        A summary of deferred tax assets at June 30, 1998 and 1997 is as follows:

                            Loss
                           Carry     Tax                   Valuation    Deferred
                          Forward    Rate      Amount      Allowance   Tax Asset
                          -------    ----      ------      ---------   ---------
1998
----
Tax benefit of loss
   carry forward       $2,950,000    .45     $1,327,500    $1,327,500      $   -

1997
----
Tax benefit of loss
   carry forward       $1,718,000    .45     $  773,100    $  773,100      $   -

                                                               PowerTrader, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
June 30, 1998                                                       (US Dollars)
--------------------------------------------------------------------------------


10.     Income Taxes - continued

        Since in management's opinion, it is more likely than not that the tax benefits would not be realized, they have been reduced by a valuation allowance of $1,327,500 (1997 - $773,100).


11.     Commitments

        The Company has entered into a Lease Agreement for its premises requiring total minimum lease payments of $32,384 in 1999.

        During 1998, 1997 and 1996, the Company had rent expenses for its premises of $48,405, $27,536 and $23,795, respectively.


12.     Subsequent Events

        Subsequent to June 30, 1998, the Company entered an agreement with Financial Models Company Inc. ("FMC") whereby FMC, amongst other matters:

        (i) acquired 14,000,000 unissued common shares for a purchase price of $0.01 per share;

        (ii) settled indebtedness to the former president in the amount of $68,600; and

        (iii) paid $C75,000 in exchange for a license to use certain software.

        Subsequent to the completion of this transaction, FMC advanced working capital on an unsecured basis to the Company in sufficient quantity to settle the promissory note payable discussed in Note 3 and certain other outstanding trade payables.

                                   SIGNATURES


In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          POWERTRADER, INC.



Date:  March   22 , 2000                  By:  /s/ Stamos D. Katotakis
             -----                            ----------------------------------
                                              Stamos D. Katotakis
                                              President and Chief Executive
                                              Officer


We, the undersigned officers and directors of PowerTrader, Inc., hereby severally and individually constitute and appoint Stamos D. Katotakis and Richard W. Arnold, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-KSB and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name an on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents to each of them to any and all such amendments and instruments.


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                Date
---------                     -----                                ----


/s/ George McCord             Director                           March 22, 2000
-------------------------
 George McCord


/s/ Stamos D. Katotakis       President, Chief Executive         March 22, 2000
-------------------------     Officer, Principal Financial
Stamos D. Katotakis           Officer  and Director

                                  EXHIBIT INDEX


Exhibit
Number        Description                                              Page
-------       -----------                                              ----

2.1(1)        Stock Acquisition Agreement

3.1(1)        Restated Certificate of Incorporation of the Registrant

3.2(1)        Bylaws of the Registrant

4.3(1)        Warrant Agreement with American Stock Transfer and
              Trust Company

10.1(1)+      Consultant Agreement with 458468 B.C. Ltd.

10.2(1)+      Consultant Agreement with Peridot International
              Enterprises, Ltd.

10.3(1)+      Restricted Stock Agreement with Peridot International
              Enterprises Ltd.

10.5(1)       License Agreement with North American Quotations Inc.

10.6(1)       License Agreement with Hong Kong Bank Discount
              Trading Corp.

10.7(1)+      PowerTrader, Inc. 1996 Stock Option Plan

10.8(2) Asset Purchase Agreement dated as of May 2, 1997 between West Coast Title Search Ltd. and PowerTrader, Inc.

10.9(3)+      Consulting Agreement with George E. McCord

21.1(1)       Subsidiaries of the Registrant

23.1*         Consent of BDO Dunwoody

24.1*         Power of Attorney (included on signature page)

27.1*         Financial Data Schedule

99.1* Cautionary Statement Identifying Important Factors that Could Cause PowerTrader, Inc.'s Actual Results to Differ from Those Projected in Forward-Looking
              Statements

---------------

*      Filed herewith

(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-20121) declared effective on April 4, 1997.

(2)    Incorporated by reference to Form 8-K dated May 2, 1997

(3) Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended June 30, 1997.

+ Management Contract or Compensatory Plan or arrangement required to be filed as an Exhibit.