Form 10QSB
period 1998-09-30
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 30 September 1998

      [   ]   Transition report under Section 13 or 15(d) of The Securities
              Exchange Act of 1934

      For the transition period from ___________ to _______________

      Commission file number:  000-22329

                                POWERTRADER, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                       98-0163116
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No. )

                     885 Dunsmuir Street, Suite 591 V6C 1N5
                    (Address of Principal Executive Offices)

                                 (604) 685-1529
                (Issuer's Telephone Number, Including Area Code)


               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes            No   X
               -----         -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                   Number of Shares Outstanding
           -----                                   ----------------------------

Common Stock, par value $0.01                              8,283,115

           Transitional Small Business Disclosure Format  (check one):

           Yes             No    X
               -----           -----

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                               September 30, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of September 30, 1998

          Unaudited Consolidated Interim Statement of Loss and Deficit for the Three months ended September 30, 1998 and September 30, 1997

          Unaudited Consolidated Interim Statement of Cash Flow for the Three months ended September 30, 1998 and 1997

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 3.   Defaults Upon Senior Securities

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                           (Expressed in U.S. Dollars)

                                       September 30, 1998          June 30, 1998
                                       ------------------          -------------
Assets

Current Assets:
Cash                                       $    7,494               $    6,000
Accounts Receivable                               --                       --
Deposits and Prepaids                             --                       --
                                            ---------                 --------
     Total current assets                  $    7,494               $    6,000

Fixed assets                               $  386,671               $  464,183
                                            ---------                 --------
     Total assets                          $  394,165               $  470,183

Liabilities:

Current Liabilities:
Accounts payable and accrued
  liabilities                              $  559,749               $  507,352
Notes payable                                  15,000                   15,000
Current portion of capital lease
  obligations                                   1,834                    2,657
                                             --------                 --------
     Total current liabilities               $576,583               $  525,009

Capital lease obligation                   $      --                $      --
Share subscriptions                               --                       --
                                             --------                 --------
     Total liabilities                       $576,583                 $525,009

Shareholders' equity (Deficit)
Share capital                              $  992,530               $  992,530
Capital surplus                             2,245,693                2,245,693
Accumulated deficit during
  development stage                        (3,420,642)              (3,293,050)
                                           ----------               ----------
     Total shareholder equity              $ (182,419)             $   (54,827)
     Total liabilities and
       shareholder equity                     394,165              $   470,183

                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
             For the Three Months ended September 30, 1998 and 1997
                           (Expressed in U.S. Dollars)

                                   Three Months Ended         Three Months Ended
                                   September 30, 1998         September 30, 1997
                                       (Unaudited)               (Unaudited)
                                   -----------------          ------------------

 Revenue                            $         410              $       7,999
 Cost of sales                             10,124                        --
                                     ------------               ------------
                                    $    (  9,714)             $       7,999

 Selling, general and
   administrative costs             $      34,710              $     260,449
 Development costs                         83,165                    106,630
                                     ------------               ------------
           Net loss                 $    (127,592)             $    (359,080)

 Deficit beginning of period        $  (3,293,868)             $  (1,953,300)
 Deficit end of period                 (3,420,642)             $  (2,312,410)

 Loss per share                     $       (0.02)             $       (0.05)

 Weighted average shares
   of outstanding
 common stock and equivalent            8,283,115                  7,633,115

                         UNAUDITED CONSOLIDATED INTERIM
                             STATEMENT OF CASH FLOW
             For the Three months ended September 30, 1998 and 1997
                           (Expressed in U.S. Dollars)

                                        Three months ended    Three months ended
                                        September  30 1998    September 30, 1997
                                        ------------------    ------------------

 Cash provided (used) by                    $        ---         $        ---

 Operating Activities
   Net loss for period                      $  (127,592)         $   (359,080)

   Items not involving cash
     Amortization                           $    77,512          $     13,167

   Increase (decrease) in:
     Deposits and prepaids                  $       ---          $    (41,595)
     Accounts receivable                            ---                  (696)
     Accounts payable and
       accrued liabilities                  $    52,397               (84,666)
                                             ----------           -----------
                                            $    (2,317)         $   (472,870)

   Financing activities
       Notes payable financing received     $       ---          $       ---
       Note payable financing repaid                ---               (38,045)
       Lease financing received                     ---                  ---
       Repayment of obligations
         under capital lease                       (823)               (1,880)
       Shareholders' advances                       ---                  ---
       Issuance of share capital
         and subscription                   $       ---          $    804,360
                                             ----------           -----------
                                            $      (823)         $    746,435

   Investing activities
       Net assets acquired on
         Reverse Acquisition                $       ---          $      ---
       Investment in fixed assets                   ---               (29,183)
                                             ----------           -----------
                                                    ---          $    (29,183)

   Increase (decrease) in cash
   Cash, beginning of period                $     1,494          $    262,382
   Cash, end of period                            6,000                99,986
                                             ----------           -----------
                                            $     7,494          $    362,368

                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                               September 30, 1998


NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. (the "Company") and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three months ended September 30, 1998 and September 30, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

            In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1998 included in the Company's report in Form 10KSB as filed with the Securities and Exchange Commission.

NOTE B: The Company designs, develops, markets and supports informational and analytical dealing decision support systems.

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:     Exchange Rates

            Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                   1998               1997
                                                   ----               ----
                  Average                         1.5359             1.3848
                  As of September 30, 1998        1.5259             1.3811

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This report contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to be Considered" in Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

         The following should be read in conjunction with the Financial Statements and Notes thereto. Unless otherwise indicated, all dollar values are expressed in U.S. Dollars.

Overview

         PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc., designs, develops, markets and supports informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. Revenues have resulted from the distribution of Beta products and product development work continued during fiscal 1998; however, the Company remains a development stage company.

         In an effort to generate additional revenue, the Company continued to look to other business opportunities to either supplement or replace the Company's business. During the third and fourth quarters of fiscal 1998, the Company allocated a significant amount of its resources to pursue the possibility of the development and marketing of a financial Internet web site integrated and interactive with a traditional television broadcast (the "Joint Venture") and to pursue the viability of combining the Company's web site technology with the information and print medium provided by a New York-based print financial magazine (the "Combination").

         The Joint Venture and the Combination never materialized and all discussions had ended the end of first quarter of fiscal 1999. During the first quarter of fiscal 1999, the Company continued to suffer from an inability to generate significant levels of revenue due, in part, to the allocation of resources to the Joint Venture and Combination. In addition, the Company defaulted on a note payable to a creditor of the Company, which note was secured by the Company's DataMill Software. As a result of the default, the creditor took possession of DataMill, a significant asset of the Company (see Part II
Item 3 "Defaults Upon Senior Securities"). For these reasons, the Company had begun to actively explore alternate methods of raising capital to continue operations, including the merger with a financially stable complimentary business, issuance of debt or equity or attracting venture capital. Alternatively, management began reviewing the possibility of a sale of all the assets of the Company or placing the Company into bankruptcy (see "Liquidity and Capital Resources").

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales

         Sales decreased from $7,999 to $410 during the three months ended 30 September 1998 from the same period in 1997. Revenues during each of the periods compared were significantly adversely impacted by the limited financial resources available to the Company for allocation to marketing and product development. In addition, the shifting of resources away from developed products and to both the Joint Venture and the Combination further adversely impacted the Company's available resources to generate further sales and continue product development.

Cost of Sales

         Cost of sales increased from to $10,124 in the three month period ended September 30, 1998 as compared to the same period in 1997. The increase reflects a reclassification of costs from the same period in 1997 to include the costs associated with the purchase of data for which revenue was now received by the Company attendant upon subscriptions for the Financial Wire products and services. Data costs were previously classified as part of Development Costs for the quarter ending September 30, 1997.

Selling, General and Administrative Costs

         Selling, General and Administrative Costs ("SGA") decreased by 87% from $260,449 to $34,697 in the comparable period in 1998. Such decrease was the result of the reduction in the number of employees as a result of the lack of financial resources available to the Company to maintain operations. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises.

Development Costs

         Development costs decreased by 13% from $106,630 in the three months ended September 30, 1997 to $92,393 in the comparable period in 1998. Charges to Development Costs include approximately $87,000 of depreciation of fixed assets, including the DataMill software, with the balance of approximately $7,400 representing wages and benefits paid to staff engaged in development work on the Company's software. Due to the Company's limited financial resources during the first quarter, only one employee engaged in development work remained in the Company's employ as at September 30, 1998.

Net Loss

         As a result of the foregoing, the Company experienced net losses of $136,805 for the quarter ending 30 September, 1998. Such losses may be offset in part by the use of net loss tax carry forwards in future years. The Company believes that additional research and development expense and additional personnel expense will be necessary to reorganize and attempt to establish a competitive market position and build the organizational infrastructure required to implement the Company's future growth strategy. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fail to materialize.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The Company believes that its current cash position will be insufficient to fund its continued operations and planned capital expenditures for the next twelve months. Accordingly, the Company is currently attempting to either secure additional necessary financing from third party lenders or to sell equity or to merge or sell the Company's assets. The inability of the Company to obtain additional financing on acceptable terms will have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional funds are raised by the issuance of equity securities dilution to existing stockholders could result. Financing from a lender will cause the Company to incur additional debt. In view of the Company's limited success in marketing its Beta products there can be no assurance that the Company will not require additional financing prior to the collection of revenue from sales in order to fund its operations from this point and in the future.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern.

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1998, 1997 and 1996. However, the Company did have available tax benefits of loss carry-forwards for 1998 totaling $3,239,050, including a total in 1997 of $1,953,330. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly the tax benefits have been reduced by a valuation allowance of $1,368,000 in 1998 and $899,300 in 1997.

Year 2000 Readiness Disclosure

         Many existing information systems were designed and developed without consideration of the impact of the next millennium and accordingly may not be capable of accurately processing dates which include the Year 2000 or any subsequent year ("Year 2000 Issue"). Based on an initial and preliminary internal assessment of its current information system and product offerings, the Company believes that its current products and computer system are capable of accurately processing such dates. For this reason the Company does not expect the Year 2000 Issue to materially affect the Company's future financial results. However, the Company will formulate a Year 2000 Action Plan to fully consider all issues related to the Year 2000.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         As at September 30, 1998 the Company's wholly owned subsidiary PowerTrader Software Inc. was a defendant in an action commenced October, 1997 in the Supreme Court of British Columbia by Digidyne Inc., claiming judgment for an unpaid account for supply of computer equipment in the amount of Cdn $34,748.42, plus interest and costs. The Company has initiated a counterclaim for damages against Hewlett-Packard as the supplier of the computer equipment.

Item 3.  Defaults Upon Senior Securities

         On August 7, 1998, the Company failed to pay the amount owing under a promissory note, with an initial principle balance of Cdn $235,000 upon its maturity. As a result, on September 17, 1998 West Coast Title Search Limited, the holder of the note, which was secured by a Software Security Agreement on certain of the Company's software, known as DataMill, took possession of the source code and all development code to the DataMill software.

Item 6.  Exhibit and Reports on Form 8-K

         (a)   See Exhibit Index

         (b) No reports on Form 8-K were filed with the Commission during the first quarter of fiscal 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POWERTRADER, INC.



Dated:     March  22  , 2000              By: /s/ Stamos D. Katotakis
                 -----                        ----------------------------------
                                              Stamos D. Katotakis
                                              President, Chief Executive
                                              Officer and Principal Financial
                                              Officer

                                  EXHIBIT INDEX


           Exhibit No.              Description
           -----------              ------------

             27.1                Financial Data Schedule