Form 10QSB
period 1998-12-31
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 31 December 1998

      [   ]   Transition report under Section 13 or 15(d) of The Securities
              Exchange Act of 1934

      For the transition period from ___________ to ________________

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

           Yes                  No    X
               -----                -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                   Number of Shares Outstanding
          -----                                   ----------------------------

 Common Stock, par value $0.01                             22,283,115

         Transitional Small Business Disclosure Format (check one):

           Yes                  No     X
               -----                 -----

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                December 31, 1998

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Unaudited Consolidated Balance Sheet as of December 31, 1998

          Unaudited Consolidated Interim Statement of Loss and Deficit for the Six and Three months ended December 31, 1998 and December 31, 1997

          Unaudited Consolidated Interim Statement of Cash Flow for the
            Six and Three months ended December 31, 1998 and 1997

          Notes to Unaudited Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis or Plan of Operation


                           PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 6.  Exhibits and Reports on Form 8-K

 SIGNATURE PAGE

 EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                           (Expressed in U.S. Dollars)

                                              December 31, 1998    June 30, 1998
                                              -----------------    -------------
Assets

Current Assets:
Cash                                            $   113,507           $   6,000
Accounts Receivable                                    ---                 ---
Deposits and Prepaids                                  ---                 ---
                                                  ---------            --------
     Total current assets                       $   113,507           $   6,000

Fixed assets                                    $   308,968           $ 464,182
                                                  ---------            --------
     Total assets                               $   422,476           $ 470,182

Liabilities:

 Current Liabilities:

Accounts payable and accrued liabilities        $   181,650           $ 507,352
Notes payable                                          ---               15,000
Current portion of capital lease
  obligations                                         1,834               2,657
                                                   --------            --------
          Total current liabilities             $   183,524           $ 525,009

   Due to Financial Models Company Inc.         $   347,452                ---

Capital lease obligation                        $                          ---
                                                  ---------            --------
          Total liabilities                     $   530,976           $ 525,009

Shareholders' equity (Deficit)
Share capital                                   $ 1,132,530          $  992,530
Capital surplus                                   2,245,693           2,245,693
Accumulated deficit during development stage     (3,486,723)         (3,293,050)
                                                 ----------          ----------
     Total shareholder equity                   $  (108,500)         $  (54,827)
     Total liabilities and shareholder equity   $   422,476          $  470,182



                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
      For the Three Months and Six Months ended December 31, 1998 and 1997
                           (Expressed in U.S. Dollars)

                           Six Months      Six Months     Three Months        Three Months
                               Ended         Ended            Ended              Ended
                           December 31,    December 31,    December 31,        December 31,
                               1998          1997             1998               1997
                           (Unaudited)     (Unaudited)    (Unaudited)          (Unaudited)
                           ------------    ------------   -------------        ------------

Revenue                    $    86,958     $    28,349       $   86,548         $   20,244
Cost of sales                   17,385          16,461            7,261              9,023
                              --------        --------        ---------          ---------
                           $    69,573     $    11,888       $   79,287         $   11,221

Selling, general and
 administrative costs      $    85,186     $   470,014       $   50,477         $  218,035
Development costs              178,060         192,289           94,893             84,520
                             ---------        --------        ---------           --------
Net loss                   $  (193,673)    $  (650,415)      $ ( 66,082)        $ (291,335)

Deficit beginning of
period                     $(3,293,050)    $(1,953,300)     $(3,420,642)       $(2,312,410)
Deficit end of period      $(3,486,723)    $(2,603,745)     $(3,486,723)       $(2,603,745)

Loss per share             $     (0.02)    $     (0.08)     $     (0.01)       $     (0.05)

Weighted average shares
of outstanding common
stock and equivalent        12,979,782       7,855,337       12,979,782          7,883,115




                         UNAUDITED CONSOLIDATED INTERIM
                         STATEMENT OF CASH FLOW For the
              Three and Six months ended December 31, 1998 and 1997

                                Six months        Six months          Three months        Three months
                                  ended             ended                 ended              ended
                                December 31,      December 31,         December 31,       December 31,
                                      1998           1997                 1998               1997
                                -----------       -----------         -------------       --------------

Cash provided (used) by
Operating Activities
  Net loss for period           $  (193,673)     $ (650,415)         $   (66,082)         $  (291,335)

  Items not involving cash
     Amortization               $   155,215      $   72,256          $    77,703          $    61,668

Increase (decrease) in:
    Deposits and prepaids       $      ---       $  (50,776)         $      ---           $   ( 9,180)
    Accounts receivable                ---          ( 7,566)                ---               ( 6,870)
    Accounts payable and
    accrued liabilities            (325,662)        (97,475)            (378,059)             (12,810)
                                 ----------      ----------           ----------            ---------
                                $  (364,121)     $ (733,976)         $  (366,438)         $  (258,527)

Financing activities
    Notes payable financing
    received                    $      ---       $      ---          $      ---           $      ---
    Note payable financing
    repaid                      $   (15,000)     $  (74,248)         $   (15,000)         $   (36,203)
    Lease financing received           (823)            ---                 ---                   ---

    Repayment of obligations
    under capital lease                ---           (3,667)                ---              (  1,797)
      Shareholders' advances        347,452             ---              347,452                 ---
      Issuance of share capital
      and subscription              140,000         840,360              140,000                 ---
                                 ----------       ---------           ----------           ----------
                                $   471,629      $  726,435          $   472,542          $   (38,000)

Investing activities
    Net assets acquired on
    Reverse Acquisition         $      ---       $     ---           $      ---           $      ---
    Investment in fixed assets         ---          (28,652)                ---              (  2,048)
                                 ---------        ---------           ----------           ----------
                                $      ---       $  (28,652)         $      ---           $  (  2,048)

Increase (decrease) in cash     $   107,507      $  (36,193)         $   106,013          $  (298,575)
    Cash, beginning of period         6,000          99,986                7,494              362,368
                                 ----------       ---------           ----------           ----------
    Cash, end of period             113,507          63,793              113,507               63,793


                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                December 31, 1998


NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three months and six months ended December 31, 1998 and December 31, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader, Inc. accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

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

NOTE B: PowerTrader, Inc. (the "Company") designs, develops, markets and supports informational and analytical dealing decision support systems.

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:     Exchange Rates

            Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                  1998              1997
                                                 ------            ------
                  Average                        1.5252            1.4313
                  As of December 30, 1998        1.5305            1.3969

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following should be read in conjunction with the Financial Statements and Notes thereto

Overview

         PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc., has been in the business of design, development, marketing and support of informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. Revenues have resulted from the distribution of Beta products and product development work continued during fiscal 1998; however, the Company remains a development stage company.

         In an effort to generate revenue, the Company looked to other business opportunities to either supplement or replace the Company's business. During the third and fourth quarters of fiscal 1998, the Company allocated significant resources to pursue the possibility of developing and marketing a financial Internet web site integrated and interactive with a traditional television broadcast (the "Joint Venture") and to review the possibility of combining the Company's web site technology with the information and print medium provided by a New York-based print financial magazine (the "Combination").

         The Joint Venture and the Combination never materialized and all discussions had terminated by the end of the first quarter of fiscal 1999. During the first quarter of fiscal 1999, the Company continued to suffer from an inability to generate significant levels of revenue due, in part, to the allocation of resources to pursue discussions on the Joint Venture and Combination. In addition, the Company defaulted on a note payable to a creditor of the Company, which note was secured by the Company's DataMill Software. As a result of the default, the creditor took possession of DataMill, a significant asset of the Company (see Part II Item 3 "Defaults Upon Senior Securities"). For these reasons, the Company had begun, during the first quarter of fiscal 1999, to actively explore alternate methods of raising capital for operations, including the merger with a financially stable complimentary business, issuance of debt or equity or attracting venture capital. Alternatively, management began reviewing the possibility of a sale of all the assets of the Company or placing the Company into bankruptcy (see "Liquidity and Capital Resources").

         After exploring various options, the Company elected to seek a financially stable investor with funds sufficient to satisfy its immediate cash needs, protect its significant assets, including DataMill, and to assist in future funding of operations. To effect this strategy, on October 16, 1998 the Company issued 14,000,000 shares of its Common Stock, at $0.01 per share, to Financial Models Company Inc. ("FMC") in exchange for $140,000 cash. On closing FMC advanced the further sum of Cdn$252,000 (approximately $172,000 U.S.) to the Company to allow it to discharge the promissory note, secured by a General Security Agreement and Software Security Agreement, held by West Coast Title Search Limited, and obtain clear title to the DataMill software. FMC advanced the further sum of $100,000 to allow the Company to retire outstanding accounts owed to 458468 B.C. Ltd. for consulting and other services provided to the Company by Michael C. Withrow. Mr. Withrow and 458468 surrendered to the Company certain stock options granted pursuant to the consulting agreement. During the second quarter of fiscal 1999, FMC has advanced the further sum of $152,708 to retire outstanding debts and provide working capital.

         The Company's focus to generate revenue, commencing in the second fiscal quarter, was shifted to the provision of professional services for the design and development of enhancements to the DataMill software for FMC under the terms of FMC's software license for DataMill.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales

         Sales increased from $28,349 to $86,958 for the six month period ended December 31, 1998 compared to the similar period in 1997, and increased from $20,244 to $86,548 for the three month periods ended December 31, 1998 and December 31, 1997. Revenues were derived from the sale of a source code license for DataMill to FMC and from professional services provided to FMC for design and development work performed by the Company's staff to effect enhancements to the DataMill software pursuant to FMC's development license.

Cost of Sales

         Cost of Sales increased by $924 (or 5.7%) from $16,461 to $17,385 (or 19.9% of sales) in the six month period ended December 31, 1998 as compared to the same period in 1997. However, for the three month period ended December 31, 1998 as compared to the similar period in 1997 Cost of Sales decreased by $1,762, or 19.5%. The decrease for the three month period represents the reduction of expenses upon termination of third party data supply contracts, consistent with the cancellation or expiry of the Company's Financial Wire subscriptions.

Selling, General and Administrative Costs

         Selling, General and Administrative Costs ("SGA") decreased from $470,014 to $85,168 for the six month period ended December 31, 1998 as compared to the same period in 1997. For the three months ending December 31, 1998 and 1997 SGA decreased to $50,477 from $218,035. The decrease reflects the reduction in staff prior to and concurrent with FMC's acquisition of the controlling interest in October, 1998 and was consistent with FMC's efforts to reorganize the Company' operations. SGA includes salary and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises.

Development Costs

         Development Costs increased by $4,032 (2%) in the six month period ended December 31, 1998 over the similar period in 1997. Such costs increased $19,408 (22%) for the comparable three month period ending December 31, 1998 and 1997 respectively. The increase in costs represents, in part, the wages and benefits associated with the hiring of two additional staff to provide the professional services for the development work on the DataMill software. Development Costs also include an amount for depreciation of the Company's fixed assets, including the DataMill software.

Net Loss

         As a result of the foregoing, the Company experienced net losses of $211,935 for the six months ending 31 December, 1998. Such losses may be offset in part by the use of net loss tax carry forwards in future years. The Company believes that additional research and development expense and additional personnel expense will be necessary to continue to reorganize and attempt to establish a competitive market position for its product suite and to build the organizational infrastructure required to implement the Company's future growth strategy. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's developing DataMill product fail to materialize.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The Company's principal source of funds since October 16, 1998 is those received from FMC. The Company believes that provided FMC continues to provide cash for payment of outstanding liabilities and to meet current operating requirements, its current cash position will be sufficient to fund its continued operations and planned capital expenditures for the next twelve months. However, FMC is not committed or otherwise obligated to provide such financing. The failure of FMC to continue to supply funds or the inability of the Company to obtain additional financing on acceptable terms will have a material adverse effect on the Company's business, financial condition and results of operations. Monies advanced by FMC are secured by a debenture convertible at FMC's option to shares of Common Stock at a price of $0.01 per share, on the basis of one share for each $0.01 of monies received by the company. If the conversion is exercised by FMC or if additional funds are raised by the issuance of equity securities further dilution to existing stockholders could result. Financing from a lender will cause the Company to incur additional debt. In view of the Company's limited previous success in marketing its products and its reliance on the continued funding by FMC, there can be no assurance that the Company will not require additional financing prior to the collection of revenue from sales in order to fund its operations from this point and in the future.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern.

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1998, 1997 and 1996. However, the Company did have available tax benefits of loss carry-forwards for 1998 totaling $3,293,050, including a total in 1997 of $1,953,330. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly the tax benefits have been reduced by a valuation allowance of $1,368,000 in 1998 and $899,300 in 1997.

Year 2000 Readiness Disclosure

         Many existing information systems were designed and developed without consideration of the impact of the next millennium and accordingly may not be capable of accurately processing dates which include the Year 2000 or any subsequent year ("Year 2000 Issue"). Based on an initial and preliminary internal assessment of its current information systems and in view of the fact the Company is not currently offering any products nor is it contractually bound to support its previous discontinued product offerings, the Company believes that its current information systems and data and services supplied by third party vendors are capable of accurately processing such dates. For this reason the Company does not expect the Year 2000 Issue to require the expenditure of any significant funds nor to materially affect the Company's future financial results. However, the Company will continue to fully consider all issues related to the Year 2000 and their prospective impact, if any, on the Company's current business endeavours.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         As at September 30, 1998 the Company's wholly owned subsidiary PowerTrader Software Inc. was a defendant in an action commenced October, 1997 in the Supreme Court of British Columbia by Digidyne Inc., claiming judgment for an unpaid account for supply of computer equipment services in the amount of Cdn $34,748.42, plus interest and costs. The Company has initiated a counterclaim for damages against Hewlett-Packard as the supplier of the computer equipment. The action was settled in December, 1998 and the plaintiff's action was dismissed. The Company received the sum of Cdn $17,500, net of legal fees, in settlement of its counterclaim.

Item 2.  Changes in Securities

         On October 16, 1998, the Company issued 14,000,000 shares of its Common Stock, par value $0.01, to Financial Models Company Inc. for cash consideration in the aggregate amount of $140,000. Such transaction was consummated in reliance upon the exemptive provisions of Section 4(2) or Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         On September 17, 1998 West Coast Title Search Limited, the holder of a promissory note, secured by a Software Security Agreement on certain of the Company's software, known as DataMill, effected a seizure of the source code and all development code to the DataMill software for non-payment of the monies due under the promissory note. On October 16, 1998 the Company paid to the security holder all monies owing under the promissory note and received a discharge of the security agreements and the promissory note and a release of all right, title and interest in and to the DataMill software pledged as security.

Item 6   Exhibit and Reports on Form 8-K

         (a)  See Exhibit Index

         (b) On November 2, 1998, the Company filed a report on Form 8-K announcing the Closing of the transactions with Financial Models Company Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           POWERTRADER, INC.



Dated:    March   22 , 2000                By: /s/ Stamos D. Katotakis
                -----                         ----------------------------------
                                              Stamos D. Katotakis
                                              President, Chief Executive
                                              Officer and Principal Financial
                                              Officer

                                  EXHIBIT INDEX


  Exhibit No.          Description
  -----------          -----------

      10.1          Purchase and Subscription Agreement dated
                    September 17, 1998 by and between PowerTrader, Inc., 458468, BC, Ltd., PowerTrader Software Inc. and Financial Models Company Inc.

      10.2 Source Code License Agreement dated August 11, 1998 by and between PowerTrader, Inc. and Financial Models Company Inc.

      27.1          Financial Data Schedule