Form 10QSB
period 1999-03-31
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 31 March 1999

      [   ]   Transition report under Section 13 or 15(d) of The Securities
              Exchange Act of 1934

      For the transition period from _________________ to _____________________

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

           Yes                 No    X
               -----               -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                          Number of Shares Outstanding
                  -----                          ----------------------------

       Common Stock, par value $0.01                      22,283,115

         Transitional Small Business Disclosure Format (check one):

           Yes                 No    X
               ------              -----

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                 March 31, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of March 31, 1999

          Unaudited Consolidated Interim Statement of Loss and Deficit for the Nine months and Three ended March 31, 1999 and March 31, 1998

          Unaudited Consolidated Interim Statement of Cash Flow for the Nine months and Three months ended March 31, 1999 and 1998

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations


                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                           (Expressed in U.S. Dollars)

                                           March 31, 1999         June 30, 1998
                                           --------------         -------------
Assets

Current Assets:
Cash                                        $    50,955            $      6,000
Due from related party                          205,050                     --
                                              ---------             -----------
     Total current assets                   $   256,005            $      6,000

Fixed assets                                $    85,448            $    464,182
                                              ---------             -----------
     Total assets                           $   341,452            $    470,182

Liabilities:

 Current Liabilities:

Accounts payable and accrued
  liabilities                               $      ---              $   507,352
Notes payable                                      ---                   15,000
Current portion of capital lease
  obligations                                      ---                    2,657
                                              ---------             -----------
     Total current liabilities              $      ---              $   525,009

  Due to related party.                     $   426,208                     --
                                             ----------              -----------
     Total liabilities                      $   426,208             $   525,009

Shareholders' equity (Deficit)
Share capital                               $ 1,129,030            $    992,530
Capital surplus                               2,249,193               2,245,693
Accumulated deficit during
  development stage                          (3,462,979)             (3,293,050)
                                            -----------              ----------

     Total shareholder equity                   (84,756)           $    (54,827)
     Total liabilities and
       shareholder equity                    $  341,452            $    470,812



                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
       For the Nine Months and Three Months ended March 31, 1999 and 1998
                           (Expressed in U.S. Dollars)

                           Nine Months          Nine Months          Three Months       Three Months
                             Ended                 Ended                Ended             Ended
                           March  31,           March  31,           March  31,          March 31,
                             1999                  1998                 1999              1998
                           (Unaudited)          (Unaudited)          (Unaudited)        (Unaudited)
                           -----------          ----------           -----------        -----------

Revenue                    $   141,069          $   40,852         $    54,112          $   20,503
Cost of sales                   22,715              16,461               5,330                 --
                           -----------          ----------         -----------          ----------
                           $   118,354          $   24,391         $    48,781          $   20,503


Selling, general and
 administrative costs      $   361,758          $  642,653        $    121,357          $  180,639
Gain on sale of
 Subsidiary                   (110,077)                --             (110,077)                --
Development costs               36,602             235,339              13,757              43,050
                            ----------           ---------         -----------          ----------
Net loss                   $  (169,929)         $ (853,601)        $    23,745         $  (203,186)

Deficit beginning of
period                     $(3,293,050)        $(1,953,330)        $(3,486,723)        $(2,603,745)
Deficit end of period       (3,462,979)        $(2,806,931)        $(3,462,979)        $(2,806,931)

Loss per share             $     (0.01)        $     (0.11)        $      0.00         $     (0.03)

Weighted average
shares of outstanding
common stock and
equivalent                  15,313,115           7,908,948          16,090,893           8,016,448




                         UNAUDITED CONSOLIDATED INTERIM
                         STATEMENT OF CASH FLOW For the
               Nine and Three months ended March 31, 1999 and 1998
                           (Expressed in U.S. Dollars)

                                   Nine months        Nine months     Three months          Three months
                                      ended              ended            ended                 ended
                                    March 31,          March 31,        March 31,             March 31,
                                      1999               1998             1999                  1998
                                  -----------        -----------    -------------        --------------

Cash provided (used) by

Operating Activities
    Net loss for period           $     (169,929)   $   (853,601)     $   23,745          $  (203,186)

    Items not involving cash
      Amortization                $      152,857    $     79,440      $   79,780          $     7,184
      Gain on sale of subsidiary        (110,077)            --         (110,077)                 --
Increase (decrease) in:
      Deposits and prepaids                  --          (19,866)            --                30,910
      Accounts receivable                    --          (18,574)            --               (11,008)
      Accounts payable and
      accrued liabilities               (378,592)        (47,434)       (134,756)              50,041
      Due from related party            (205,050)            --         (205,050)                 --
      Due to related party               426,208             --           78,756                  --
                                     -----------      ----------      ----------           -----------
                                  $     (284,583)   $   (860,035)     $ (267,602)         $  (126,059)

Financing activities
      Note payable financing
       repaid                            (14,768)        (74,248)            --                   --
      Lease financing received               --              --              --                   --
      Repayment of obligations
      under capital lease                   (744)         (5,035)            --                (1,358)
      Issuance of share capital
            and subscription             140,000         875,385             --                71,025
                                  $      124,488    $    796,102      $      --           $   69, 667
                                     -----------     -----------       ---------           ----------
Investing activities
      Investment in fixed assets             --          (28,652)            --                   --
      Proceeds on sale of
        PowerTrader Software
        Inc.                             205,050             --          205,050                  --
                                     -----------      ----------       ----------          ----------
                                  $      205,050     $   (28,652)     $  205,050          $       --

Increase (decrease) in cash       $       44,955     $   (92,585)     $  (62,552)        $    (56,392)
      Cash, beginning of period            6,000          99,986         113,507               63,793
      Cash, end of period                 50,955           7,401          50,955                7,401


                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                 March 31, 1999

NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three months and nine months ended March 31, 1999 and March 31, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader, Inc accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

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

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:     Exchange Rates

            Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                   1999             1998
                                                   ----             ----
                  Average                         1.5175           1.4304
                  As of March 31, 1999            1.5092           1.4163

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

         PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc., was engaged in the design, development, marketing and support of informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. Revenues until September 30, 1998 resulted from the distribution of Beta products. Product development work continued during fiscal 1998; however, the Company remains a development stage company.

         To generate revenue, the Company explored other business opportunities to either supplement or replace the Company's business and products. During the third and fourth quarters of fiscal 1998, the Company devoted significant resources to assess the possibility of developing and marketing a financial Internet web site integrated and interactive with a traditional television broadcast (the "Joint Venture") and the possibility of combining the Company's web site technology with the information and print medium provided by a New York-based print financial magazine (the "Combination").

         The Joint Venture and the Combination never materialized and all discussions had ended by the first quarter of fiscal 1999. During the first quarter of fiscal 1999, the Company continued to suffer from an inability to generate significant levels of revenue due, in part, to the allocation of significant resources to the Joint Venture and Combination. In addition, the Company had defaulted on a note payable to a creditor of the Company, which note was secured by the Company's DataMill Software. As a result of the default, the creditor took possession of DataMill, a significant asset of the Company. For these reasons, the Company had begun to actively explore alternate methods of raising capital for operations, including the merger with a financially stable complimentary business, issuance of debt or equity or attracting venture capital. Alternatively, management began reviewing the possibility of a sale of all the assets of the Company or placing the Company into bankruptcy (see "Liquidity and Capital Resources").

         The Company elected to raise funds to satisfy its immediate cash needs and protect its significant assets, including DataMill. The Company by identifying and joining with a financially stable entity as an investor to assist in the funding of operations. To effect this strategy, on October 16, 1998 the Company issued 14,000,000 shares of its Common Stock, at $0.01 per share, to Financial Models Company Inc. ("FMC") in exchange for $140,000 cash. On closing FMC advanced the further sum of Cdn$252,000 (approximately $172,000 U.S.) to the Company to allow it to discharge the promissory note, secured by a General Security Agreement and Software Security Agreement, held by West Coast Title Search Limited, and obtain clear title to the DataMill software. FMC advanced the further sum of $100,000 to allow the Company to retire outstanding accounts owed to 458468 B.C. Ltd. for consulting and other services provided to the Company by Michael C. Withrow. Mr. Withrow and 458468 surrendered to the Company certain stock options granted pursuant to the consulting agreement. During the third quarter of fiscal 1999, FMC has advanced the further sum of $152,708 to retire outstanding debts and provide working capital.

         Subsequent to the acquisition of control of the Company by FMC, and as a result of FMC's software development requirements, the Company's, commencing in the second fiscal quarter, was shifted to the provision of professional services for the design and development of enhancements to the DataMill software under FMC's DataMill license.

         As part of the continued restructuring efforts of the Company, on February 28, 1999 the Company executed a Purchase Agreement whereby it agreed to sell all its shares in its wholly owned subsidiary PSI to FMC. The completion of the transaction is conditioned upon the Company obtaining a rectification order from the Supreme Court of British Columbia to correct certain deficiencies required under relevant B.C. legislation, as had been revealed from a review of the corporate records of the subsidiary. Upon obtaining the order FMC will pay to the Company the sum of Cdn$300,000 to complete the sale. Additionally, FMC agreed to grant to the Company all right, title and interest to the source code for the version of DataMill containing all enhancements developed for FMC under its source code license and to provide to the Company a prototype of DataMill ready for Beta testing as a commercial product by December 31, 1999. Upon completion of such prototype, the Company has agreed to enter into an arrangement granting to FMC certain marketing rights to DataMill and to provide future upgrades of DataMill to FMC for its use in accordance with FMC's license.

         Effective March 1, 1999 the operations and expenses of PSI were assumed by FMC and all revenues and expenses for the continued operation of the subsidiary became the responsibility of FMC.

         Because of the Company's limited operating history, the Company's results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales

         Sales increased by $33,609 for the three months ended 31 March 1999 and by $100,217 for the nine months ended 31 March 1999 from the same respective periods in 1998. The increase is predominantly due to the continuing contracting by FMC of PSI's development personnel to effect certain changes and enhancements to FMC's source code license for the Company's DataMill software. Such development revenues have ceased effective March 1, 1999 as a result of the acquisition by FMC of PSI from the Company. No revenues have been achieved from the sales of any of the Company's other software products.

Cost of Sales

         Cost of sales increased by $5,330 in the three month period ended March 31, 1999 over the same period in 1998. Similarly the Cost of Sales increased by $6,254 for the nine month period ended March 31, 1999 compared to the same period ending March 31, 1998. The increased Cost of Sales is due mainly to the reinstatement of a data supply agreement which had previously lapsed for non-payment of accounts. Such data is required for use in the continuing research and development work on the Company's software.

Selling, General and Administrative Costs

         Selling, General and Administrative ("SGA") Costs decreased from $642,563 to $361,758 for the nine months ended March 31, 1998 and 1999, respectively. Similarly, SGA Costs decreased from $180,639 to $121,357 for the three months ended March 31, 1998 and 1999 respectively. The decrease reflects staff reductions existing at the time of FMC's acquisition of the controlling interest in the Company and is consistent with the new hirings made to facilitate the ongoing efforts to reorganize the Company. SGA Costs include salary and benefits for personnel as well as rent expenses for the Company's office premises. Effective March 1, 1999, as the result of the acquisition of PSI by FMC, the SGA Costs will decrease substantially as salaries and operating expenses are now borne by FMC.

Gain on Sale

         On February 28, 1999 the Company sold all the shares of PSI, its fully owned subsidiary, to Financial Models Company Inc. This transaction resulted in a gain to the Company of $110,077 over the book value of PSI at the time of sale.

Development Costs

         Development Costs decreased from $235,339 to $235,339 for the nine months ended March 31, 1998 and 1999 respectively. Similarly, development costs decreased from $43,050 to $13,757 for the three months ended March 31, 1998 and 1999 respectively. The decrease represents the reduction in wages and associated costs assumed by FMC with the sale of PSI to FMC on February 28, 1999. As a result of that sale it is anticipated that future development costs will relate primarily to wages and benefits of personnel contracted from FMC to perform further research and development on the Company's software.

Net Loss

         As a result of the foregoing, the Company experienced a net gain of $23,745 for the quarter ending 31 March, 1999. This gain results from the sale of the Company's subsidiary PSI rather than reflecting an increase in sales revenue. Consequently, cumulative losses for the nine months ended March 31, 1999 were $169,929, a decrease from $853,601 over the similar nine months ending March 31, 1998. Such losses may be offset in part by the use of net loss tax carry forwards in future years. The Company believes that additional research and development expense and additional personnel expense will be necessary to reorganize and attempt to establish a competitive and market position and build the organizational infrastructure required to implement the Company's future growth strategy. Such losses will likely have a negative impact on the Company's results of operation, particularly if sales of the Company's current products fail to materialize.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued research and development expenses as well as necessary SGA costs. The Company's principal source of funds currently is those received from FMC. The Company believes that provided FMC continues to provide cash for payment of outstanding liabilities and to meet current operating requirements, its current cash position will be sufficient to fund its continued operations and planned capital expenditures for the next twelve months. However, FMC is not committed or otherwise obligated to provide such financing. The failure of FMC to continue to supply funds or the inability of the Company to obtain additional financing on acceptable terms will have a material adverse effect on the Company's business, financial condition and results of operations. Monies advanced by FMC are secured by a debenture convertible at FMC's option to shares of Common Stock at a price of $0.01US per share, on the basis of one share for each $0.01U.S. of monies received by the company. If the conversion is exercised by FMC or if additional funds are raised by the issuance of equity securities further dilution to existing stockholders could result. Financing from a lender will cause the Company to incur additional debt. In view of the Company's limited success in marketing its Beta products and its reliance on the continued funding by FMC, there can be no assurance that the Company will not require additional financing prior to the collection of revenue from sales in order to fund its operations from this point and in the future.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern.

Income Taxes

         The Company did not have any material current or deferred income tax liabilities at June 30, 1998, 1997 and 1996. However, the Company did have available tax benefits of loss carry-forwards for 1998 totalling $3,293,050, including a total in 1997 of $1,953,330. The Company did not record these tax benefits in the Financial Statements because the Company believes that it is more likely than not that the tax benefits would not be realized. Accordingly the tax benefits have been reduced by a valuation allowance of $1,368,000 in 1998 and $899,300 in 1997.

Year 2000 Readiness Disclosure

         Many existing information systems may not be capable of accurately processing dates which include the Year 2000 or any subsequent year ("Year 2000 Issue"). Based on internal assessment of the Company's current information systems and in view of the fact that the Company has discontinued any product offerings and is solely engaged in the provision of professional development services to other parties, the Company believes that its current information systems and third party supplied data and services will be capable of accurately processing such dates. For this reason the Company does not expect to require the expenditure of significant funds or resources to address the Year 2000 Issue nor for such Issue to materially affect the Company's future financial results. However, the Company will continue to fully consider all issues related to the Year 2000.

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

           None


Item 6.    Exhibit and Reports on Form 8-K

           (a)   See Exhibit Index

           (b) No reports on Form 8-K were filed with the Commission during the third quarter of fiscal 1999.

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

      10.1               Bill of Sale between PowerTrader Software Inc.
                         and PowerTrader, Inc. dated as of February 28, 1999

      10.2 Agreement between PowerTrader Software Inc. and PowerTrader, Inc. dated as of February 28, 1999 with respect to the transfer of intellectual property.

      10.3 Purchase Agreement between PowerTrader, Inc. and Financial Models Company Inc. dated as of February 28, 1999.

      27.1               Financial Data Schedule