Form 10KSB
period 1999-06-30
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999

                                       or

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [  ]    No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $142,088

The number of shares of the registrant's Common Stock outstanding as of June 30, 1999 was 22,383,115. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on June 30, 1999, as reported on the Nasdaq Over the Counter System, was approximately $707,341.90. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                             Yes [  ]       No [ X ]

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

     Item 1.          Description of Business
     Item 2.          Description of Property
     Item 3.          Legal Proceedings
     Item 4.          Submission of Matters to a Vote of
                      Security Holders

                                     PART II

     Item 5.          Market for Common Equity and Related
                      Stockholder Matters
     Item 6.          Management's Discussion and Analysis or
                      Plan of Operation
     Item 7.          Financial Statements
     Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

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

     SIGNATURES

     INDEX TO EXHIBITS

Item 1.  DESCRIPTION OF BUSINESS

Overview

PowerTrader, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 22, 1996. PowerTrader Software Inc., a corporation incorporated in the Province of British Columbia, Canada in 1988, and its shareholders, pursuant to a Share Exchange Agreement with the Company entered on September 30, 1996, sold all of their issued shares to the Company. For each share of PowerTrader Software Inc. sold the shareholders received one share of PowerTrader Inc. The Company became the sole shareholder of PowerTrader Software Inc.

Prior to June 30, 1998, the Company had been exploring other possible business opportunities including a possible joint business venture with a Toronto-based television production company to develop and market a financial Internet web site that is integrated and fully interactive with a traditional television broadcast (the "Joint Venture"). The Company had been involved in discussions for such a venture since November 1997, which resulted in a dedication of resources, including research and development personnel and time, to such venture.

Additionally,  during  the  fourth  quarter  of fiscal  1998,  the  Company  had discussions with a New York-based print financial magazine regarding the possibility of combining the Company's web site technology with the information and print medium provided by such magazine (the "Combination"). The Company's attempts to develop a relationship with the magazine caused the Company to allocate further financial resources, time and effort to exploring the feasability of the Combination. Neither the Joint Venture nor the Combination ever materialized and all discussions were ended in the first quarter of fiscal 1999.

Concurrent with the discussions related to the possible Joint Venture and Combination but prior to October 16, 1998, the Company, through its then wholly owned subsidiary PowerTrader Software Inc., continued to be involved in the design, development, marketing and support of informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. The Company's products were being designed to enable customers to capture market data from Market Data Vendors and store same for future reference, display data in tables and graphic form and analyze trading opportunities.

From November 1, 1998 to February 28, 1999, the Company provided professional services for the design and development of enhancements to the DataMill software on behalf of its controlling stockholder, Financial Models Company Inc. ("FMC"). See "Fiscal 1999 Events." Subsequent to March 1, 1999, the Company contracted with FMC for continued development of enhancements to its DataMill software with a view to the development of software to provide workstation data processing solutions to the brokerage industry during fiscal 2000. The Company expects that the DataMill software product will be the focus of its immediate future business.

Operating History

Since inception the Company has been a development stage company with its principal business and assets in Canada and revenue earned in Canada. As at June 30, 1999 the Company had sold only Beta versions of its product and support services. An accumulated deficit of $3,588,323 U.S., a working capital deficiency of $210,100 U.S. and the incurring of operating losses in each of the three fiscal years ending June 30, 1999 resulted in the Company's auditors issuing a "going concern" warning that there was substantial doubt about the Company's ability to be able to continue as a going concern.

At the beginning of fiscal 1999 management's choices were to seek financing from private or public share offerings or debt, sell the assets of the Company, obtain equity financing or place the Company in liquidation.

Fiscal 1999 Events

After exploring various options, the Company elected to seek a financially stable investor to assist in its future funding of operations and provide sufficient funds to satisfy its immediate cash needs and protect its significant assets, including DataMill. To that end on October 16, 1998 the Company issued 14,000,000 shares of its Common Stock, at $0.01 U.S. per share, to Financial Models Company Inc. ("FMC"), in exchange for US$140,000. In addition FMC acquired 1,309,696 shares of Common Stock from 458856 B.C. Ltd. ("458468"), a company controlled by Michael C. Withrow, president and chief executive officer of the Company, at $0.01 U.S. per share. Upon closing of the transaction FMC owned approximately 67% of the issued and outstanding shares of Common Stock of the Company.

FMC was incorporated on February 2, 1976 in the Province of Ontario, Canada. In December, 1997 FMC became a reporting issuer pursuant to the provisions of the Ontario Securities Act. In July 1998 FMC became listed on the Toronto Stock Exchange under the symbol "FMC". FMC is a leading provider of software products, network services, securities data and related services to the investment management industry in Canada, the United States, United Kingdom and Europe. The Company's products are used by more than 200 clients world-wide with total assets under management in excess of $2 trillion.

At closing FMC advanced the sum of Cdn$252,000 (approximately $172,000 U.S.) to the Company to allow it to discharge a promissory note, secured by a General Security Agreement and Software Security Agreement, held by West Coast Title Search Limited, and obtain clear title to the DataMill software (see "Product Development"). Concurrent with the closing FMC advanced the further sum of $100,000 U.S. to allow the Company to retire outstanding accounts owed to 458468 for consulting and other services provided by Michael Withrow to the Company, pursuant to a Consulting Agreement. In addition Mr. Withrow and 458468 surrendered to the Company certain stock options granted in accordance with the terms of the Consulting Agreement. FMC has, during fiscal 1999, advanced, additional amounts to the Company totaling in aggregate, the sum of $406,208. These funds have been used to retire outstanding debts and continue operations and product development (see "Management Discussion and Analysis" and "Product Development"). All monies advanced to the Company by FMC are secured by a debenture convertible at FMC's option to shares of Common Stock, at a price of $0.01 U.S. per share, on the basis of one share for each $0.01U.S. of monies secured.

At closing, the Company granted to FMC a source code license, for the sum of Cdn$75,000, to use and develop the DataMill software for FMC's internal use only. The license does not permit FMC to redistribute or resell DataMill or any enhancements thereto.

As part of the continued restructuring efforts, on February 28, 1999 the Company executed a Purchase Agreement for the sale of all its shares in PowerTrader Software Inc., its wholly owned subsidiary, to FMC for a price of Cdn$300,000. Additionally, FMC agreed to grant to the Company all right, title and interest to the source code for the version of DataMill containing all enhancements made for and on behalf of FMC under its license and to provide to the Company a prototype of DataMill ready for Beta testing as a commercial product by December 31, 1999 without additional cost. Upon completion of such prototype, the Company has agreed to enter into an arrangement granting to FMC certain marketing rights to DataMill and the provision to FMC of any future upgrades of DataMill, the same for internal use in accordance with FMC's license. Completion of the transaction was conditioned upon the Company obtaining a Rectification Order ( "the Order") pursuant to the Companies Act (British Columbia) to validate certain irregularities in the conduct of PowerTrader Software Inc.'s business and affairs, including validation of the Share Exchange Agreement dated January 2, 1997 whereby shareholders of PowerTrader Software Inc. sold all the issued shares to the Company in return for shares in the Common Stock of the Company. The final Order was obtained from the Supreme Court of British Columbia on May 3, 1999. Contemporaneously with the above transaction, PowerTrader Software Inc. granted all right, title and interest in its proprietary software and intellectual property to the Company.

All the efforts at reorganization have provided the Company access to financing which the Company expects will assist in further attempts to fulfill its business plan. (See "Marketing and Business Strategies")

Industry Background

The continuing rapid changes in the securities industry have resulted in the need for information systems which (i) lower transaction costs, (ii) manage increasing data flow and (iii) provide value added services. The Company believes ongoing telecommunications and information technology advances will require ongoing development of sophisticated analytical tools to manage data and address evolving industry advances.

Products

Due to poor sales of PowerTrader Analyst, the Company had discontinued any further development and marketing of PowerTrader Analyst in the first quarter of fiscal 1999. The Company had attempted to develop a suite of components which, if developed successfully, would have permitted a client to purchase a comprehensive system to match its individual needs. The Company intended to market these components as separate products, namely, as PowerTrader Pro-Vision, Data Manager, Formula One, Server and PowerTrader Analyst. As a result of delays in research and development and in an effort to generate revenues, the Company had determined to combine the functionality of some or all of the components into PowerTrader Analyst, which featured a continuously refreshed data base display in a customizable and tabular format created by Server in a charting package facilitating technical securities analysis and custom/proprietary indicators using Microsoft Excel and Visual Basic.

In addition, the Company had developed a web site known as "Financial Wire" that it attempted to market on a subscription basis. This web site allowed the individual investor to access the Company's products in conjunction with an end-of-day data file retrieved through the Company's Internet server.

The operation of the Company's software by a user and the effectiveness of "Financial Wire" were dependent upon certain data feeds provided by third party suppliers, such as Standard & Poor and the New York Stock Exchange, to which the Company was a subscriber. As a result of the Company's capital deficit and inability to raise further capital, all such suppliers ceased to supply data by the first quarter of fiscal 1999 due to nonpayment of accounts. Accordingly all end user contracts for use of the Company's software and Financial Wire were terminated by subscribers.

As a result of the lack of funds, the Company was required to negotiate a forbearance agreement with the holder of the promissory note and security agreements related to DataMill to prevent a foreclosure on DataMill. Such forbearance agreement expired during the first quarter of fiscal 1999, and as a result, the security holder took possession of the source code and any attendant development work on September 17, 1998. As part of the acquisition of control by FMC, FMC advanced the sum of Cdn$252,000 (approximately $172,000 U.S.) to the Company to allow it to discharge the promissory note and security agreement encumbering DataMill, thereby clearing title to such software for the Company.

As part of the restructuring of the Company on February 28, 1999 PowerTrader Software Inc., the Company's wholly owned subsidiary, transferred all right, title and interest in all proprietary software and all intellectual property rights to the name "PowerTrader" and "PowerTrader Analyst" and associated tradename registrations to the Company for $1.00 and an undertaking by the Company to contract with PowerTrader Software Inc, and any successor, for future development work on the Company's current and future software. Thereafter the Company and FMC agreed to the rate by the Company of all its shares of PowerTrader Software Inc. to FMC.

As an additional step of the restructuring, the Company focused its development efforts on the DataMill software.

Product Development

The Company had expected revenues from subscriptions to its Financial Wire product and related products and services to provide the necessary funds to continue product development during fiscal 1999. The cancellation of the existing subscriptions for the Company's products and services (see "Products") and the continuing negative cash flow from operations during the first quarter of fiscal 1999, halted continued research and development. Additionally, the seizure of the DataMill software by the security holder in September 1998 prevented any further research and development work on that product.

Subsequent to the closing of FMC's purchase of 14,000,000 shares of the Company (see "Fiscal 1999 Events"), FMC contracted with PowerTrader Software Inc. for the development of FMC's licensed version of the DataMill software. Such development work in accordance with FMC's specifications was completed on or about March 1, 1999. Pursuant to a commitment made by FMC to the Company as part of the acquisition by FMC of PowerTrader Software Inc., FMC has created further enhancements to DataMill to, without limitation, (i) allow the software to operate on most commercial platforms, (ii) allow for remote real-time monitoring of the system, (iii) view stock prices from a web browser, and (iv) talk directly to MFC Windows applications as the basis for interfacing with the Microsoft DNAfs architecture. Subject to FMC's continuing license to use and develop the DataMill software for internal purposes, FMC has granted to the Company all right, title and interest in the source code for the version of DataMill containing all enhancements. The Company believes it will have a commercial version of DataMill available for use by securities brokers in the latter half of the 2000 fiscal year. In an effort to further maximize the benefits of its relationship with FMC, and in accordance with commitments forming part of the sale of PowerTrader Software Inc. to FMC, the Company intends to initially market DataMill products through FMC's offices worldwide. (See "Marketing and Business Strategies") The Company intends to continue to support industry standard operating environments, client/server architectures and network protocols as part of its ongoing product development.

Competition

The market for the Company's proposed DataMill products is evolving rapidly and is sensitive to new product introductions and marketing efforts by industry participants. Prospective customers tend to be highly sophisticated organization who undertake extensive investigation and comparison of competitive software applications offered by prospective vendors. The Company competes directly with a large number of software vendors and indirectly with existing and potential clients who have, or may have, developed risk management and other decision support systems to satisfy particular needs. Many of the Company's competitors have significantly greater financial, managerial, development, technical, marketing and sales resources. These competitive forces have been compounded by the Company's lack of sales resources.

Marketing and Business Strategies

The Company's past strategy for marketing its previously offered products contemplated the allocation of substantial resources for the hiring and training of a marketing staff and direct sales force. Delays in the development of a commercial product, the lack of capital and the attendant inability to increase its sales force personnel as had been previously anticipated resulted in the
Company having conducted only limited sales, marketing and distribution activities.

As a result of the financial difficulties experienced by the Company in the early part of fiscal 1999 and FMC's acquisition of a controlling interest in the Company, the Company has re-evaluated its product market and marketing strategy for the future. The Company currently anticipates that, upon commercial release of the enhanced DataMill software product to initially target the broker workstation marketplace, the Company's initial sales and marketing will rely upon the involvement of FMC's staff under the terms of the agreed marketing agreement. The Company will pay to FMC a commission on all sales made by FMC equal to 30% of the license fees invoiced by the Company, all in accordance with generally accepted accounting principles.

In addition to utilizing FMC's staff, the Company expects to attempt to market and sell its developing products through licensing directly to end-users or through the development of distribution arrangements with other third parties. Revenues, if any, received by the Company in this regard will be largely dependent on the efforts of such third parties and no assurance can be given that such efforts will be successful.

The Company also intends to investigate the possibility of establishing relationships with strategic partners and pursue strategic opportunities such as acquisitions or alliances as the circumstances may warrant. The Company plans to focus product and service development efforts on the enhancement of existing products and development of new market opportunities. However there can be no assurance in the future that the Company will have the resources to be able to attract and retain qualified marketing and sale personnel necessary to generate significant growth in revenue from sales of its software products.

Intellectual Property

The Company has registered the trade names "PowerTrader Analyst" and "PowerTrader" in the United States and Canada, respectively. The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and licence agreements to establish and protect its intellectual property rights. The Company enters into confidentiality agreements with its consultants, employees and sales representatives and controls access to and distribution of its software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain portions of the Company's products and technology or to reverse engineer or other otherwise obtain and use proprietary information. The Company does not have any patents on its software and existing copyright laws afford only limited protection. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights.

The Company is not currently engaged in any intellectual property litigation or proceedings. There can be no assurance that third parties will not assert such claims or that any such claim will not require the Company to enter into licensing agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licences will be available or that, if available, such licences can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on the Company's business, financial condition and results of operation.

Employees

The Company at the commencement of the fiscal year end had one full time employee engaged in product development and client service and support and Mr. Withrow continued to provide administration and management services pursuant to the consulting agreement signed between the Company and 458468 B.C. Limited. Prior to February 28, 1999 the Company's subsidiary, PowerTrader Software Inc., hired three additional development personnel. The consulting agreement with 458468 B.C. Limited was terminated on October 16, 1998. All employees of
PowerTrader Software Inc. became employees of FMC at March 1, 1999, in connection with FMC's purchase of the shares of PowerTrader Software Inc. Rather than initially seeking to attract and retain qualified technical and management personnel, the Company has outsourced its marketing, sales and development requirements from FMC. In the future, as the Company generates sales of its products, the Company's success will depend on its ability to attract and retain its own qualified technical and management personnel.

Item 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 3068 square feet of office space in Vancouver, British Columbia under a lease expiring in April, 2000. The monthly lease payment under the lease is approximately Cdn$6,000 gross. Since March 1, 1999 responsibility for the leased premises has been assumed by Financial Models Company Inc. The Company believes that its existing facilities will be adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company did not submit any matters to a vote of shareholders during the fiscal year covered by this report.

                                     PART II


Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq OTC under the symbol "PWTD". The Common Stock was approved for trading on August 19, 1997. The following table summarizes the high and low bid prices as reported by the Nasdaq OTC for the periods indicated:

                                                            Bid Range
                                                            ---------
         Fiscal Year 1999                              High           Low
         ----------------                             -----          -----

         First Quarter                                $0.03          $0.01
         Second Quarter                                0.04           0.01
         Third Quarter                                 0.03           0.03
         Fourth Quarter                                0.12           0.07

                                                            Bid Range
                                                            ---------
         Fiscal Year 1998                              High           Low
         ----------------                             -----          -----
         First Quarter                                $0.30          $0.04
         Second Quarter                               $0.50          $0.05
         Third Quarter                                $0.25          $0.06
         Fourth Quarter                               $0.26          $0.07

The quotations reflect inter-vendor pricing without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company had approximately seventy-one (71) stockholders of record at June 30, 1999.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purposes, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to their forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to be Considered" in Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

The following should be read in conjunction with the Financial Statements and Notes thereto.

Overview

The Company, since its inception, had designed and developed, through its wholly owned subsidiary PowerTrader Software Inc., informational and analytical decision support systems for securities brokerage firms, investment advisors, trust companies and individual investors. The Company has been and continues to be a development stage company.

In October 1998 the Company issued 14,000,000 shares of common stock to Financial Models Company Inc. ("FMC") at a price of $0.01US per share, the market price of the Company's Common Stock on such date. FMC is a leading provider of a comprehensive suite of mission-critical and decision support software products, securities data and related services to automate, integrate and support the front, middle and back office needs of large investment management institutions in Canada, the United States, the United Kingdom and Europe. At the time of this transaction the Company was in an insolvent condition. FMC has contributed further capital during the past fiscal year to retire the outstanding indebtedness and reorganize the development, marketing and business plans of the Company.

Until February 28, 1999 FMC contracted with PowerTrader Software Inc. to provide professional services for the development and enhancement of the proprietary DataMill software, pursuant to the source code development license granted to FMC at the time of the acquisition by FMC of the control of the Company. As of February 28, 1999 FMC purchased all the issued and outstanding shares of PowerTrader Software Inc. from the Company and continued the business of PowerTrader Software Inc. as a wholly owned subsidiary of FMC commencing March 1, 1999. As part of this transaction FMC agreed to grant to the Company all right, title and interest to the source code version of DataMill containing all enhancements made under FMC's license and to provide to the Company a prototype of DataMill ready for Beta testing as a commercial product by December 31, 1999. Upon completion of such prototype, the Company has agreed to enter into an agreement granting to FMC certain marketing rights for DataMill and the provision of future upgrades of DataMill to FMC for use in accordance with FMC's license.

Results of Operations for the Years Ended June 30, 1999 and June 30, 1998

Sales. Revenue increased by 139% from $59,500 in 1998 to $142,088 in 1999. Cost of sales increased 13.6% from $20,217 in 1998 to $22,958 in 1999. Net Revenue increased by 203% from $39,283 in 1998 to $119,130 in 1999. Substantially all of the Company's net revenue was derived from the sale of the source code license to FMC and from professional fees for consulting, design and development work provided to FMC for the enhancement of the DataMill software. Revenue did not reflect any amounts attributable to the installation of Beta site licenses for PowerTrader Analyst or subscriptions to Financial Wire, all of which subscription agreements had been cancelled by the end of the first quarter of the fiscal year ending June 30, 1999.

Selling, General and Administrative Costs. Selling, General and Administrative ("SGA") costs decreased by 56% from $1,104,063 in 1998 to $487,594 in 1999. Such decrease resulted from the reduction in the number of staff, loss of ongoing Beta sites and Financial Wire subscriptions requiring payment of data suppliers, and other attendant operating expenses associated with the operation of the business. The reductions reflected the insolvent condition in which the Company found itself at the end of the first quarter of fiscal 1999. SGA includes salaries and benefits for corporate management, administrative and sales personnel, as well as rent expenses for the Company's office premises.

Development Costs. Development costs decreased by 86.6% from $274,940 in 1998 to $36,886 in 1999. The decrease resulted from a reduction of staff during the first quarter of fiscal 1999. Only one developer remained in the Company's full-time employment. Three other developers were hired by the Company's subsidiary, PowerTrader Software Inc., during the second and third quarters of fiscal 1999; however, with the sale of PowerTrader Software Inc. in February, 1999 to FMC such staff became full-time employees of FMC and all development costs from March 1, 1999 to the end of the fiscal year were incurred pursuant to the development agreement between the Company and FMC.

Net Loss. The Company experienced further net losses in 1999 in the amount of $295,273, a decrease of 78% from the 1998 net loss of $1,339,720. The net loss reflects a gain on the sale of the Company's subsidiary, PowerTrader Software Inc., of $110,077. Total cumulative net losses for the period ending December 29, 1988 to and including June 30, 1999 were $3,588,323. With the completion of a commercial version of the DataMill software the Company believes that additional personnel expenses may be required to establish the Company's competitive and market position and build the requisite infrastructure to support the Company's ongoing growth strategy. The Company therefore anticipates that it may incur further losses in the future which will likely continue to have a negative impact on the Company's results of operation. Net Loss.

Liquidity and Capital Resources. The principal source of funds to the Company and its subsidiaries since their respective formations had been derived from net proceeds of certain private placements of securities which, together with sales, were used to fund continued development, selling, general and administrative costs. The source of funds for the past fiscal year has been monies advanced by FMC, in the amount of $406,208, which funds have been used to retire outstanding indebtedness owed to the Company's suppliers and to fund current operations. All agreements for the maintenance and ongoing operation of Beta site licences for PowerTrader Analyst and subscriptions for Financial Wire have expired or been cancelled. Major product development work was undertaken by FMC under contract with PowerTrader Software Inc. for the development of a commercial version of the DataMill software. The Company believes that additional financing for the next twelve months will continue to be provided by FMC. In the event that FMC does not provide such financing the Company may be unable to obtain satisfactory alternate financing on acceptable terms and which inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Readiness Disclosure

As of June 30, 1999 the Company has not experienced any Year 2000 interruptions or disruptions to services supplied by third party vendors. The Company will continue to monitor vendors and suppliers to ensure that no Year 2000 issues or problems are experienced. Minimal Year 2000 costs have been incurred or are expected to be incurred during the current fiscal year.

Item 7.  FINANCIAL STATEMENTS

(1)      Financial Statements

         The following financial statements of the Company and the Report of Independent Accountants are included as a separate section of this report, which begins on page F-1:

         Consolidated Balance Sheets - June 30, 1999 and 1998

         Consolidated Statements of Operations - Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

As of August 1, 1999, BDO Dunwoody LLP was replaced as the Company's independent accountants by KPMG LLP. Such change was recommended and approved by the Company's board of directors. There were no disagreements on any matter of accounting principles or practices with the Company's former accountants.


                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(C) OF THE
          EXCHANGE ACT.

The following sets forth certain information regarding the executive officers of the Company as of June 30, 1999:

    Name                    Age                     Position
    ----                    ---                     --------

Stamos D. Katotakis         54               Chairman of the Board, President
                                             and Chief Executive Officer

Michael C. Withrow(1)       36               Chairman of the Board, President
                                             and Chief Executive Officer

George McCord               59               Director, Chief Information
                                             Officer

(1) Mr. Withrow's resignation and the cancellation of the agreement with 458856 B.C. Ltd. became effective October 16, 1998.

The services of Mr. Withrow were provided under an agreement with a corporation wholly owned by him. Mr. McCord devotes up to an aggregate of 120 hours a month to the Company's business in his capacity as Chief Information Officer. Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company.

Mr. Withrow was a founding director of PowerTrader Software Inc. and served as a director since 1988. In 1994 Mr. Withrow was named President and Chairman. Mr. Withrow had been a director, Chairman and President of the Company since its inception in August, 1996. Mr. Withrow has previous experience as an account executive for a multinational distributor of computer equipment and as a private and institutional securities trader. As part of the reorganization of the Company, Mr. Withrow resigned effective October 16, 1998 from all offices and as a director of the Company, and the services provided under the consulting agreement with 458856 B.C. Limited were terminated. (See "Description of Business - Fiscal 1999 Events").

Mr. Katotakis became a director, President and Chief Executive Officer of the Company on October 16, 1998. Since 1976 to the present, Mr. Katotakis has served as the President and Chief Executive Officer of Financial Models Company Inc. and a member of the board of directors of Financial Models Company Inc.

Mr. McCord was elected by the Board to fill a vacancy on the Board in June 1997. For the last nine years Mr. McCord has acted as a Principal in the Financial Markets Consulting Group, New York, N.Y. Prior to this he served for five years as Vice President Information Systems Development at Instinet Corporation, New York, N.Y.

The Board of Directors of the Company currently consists of two members. The Company's Certificate and Bylaws provide that the Board of Directors will consist of three classes serving staggered three year terms, so that approximately one-third of the directors will be elected at each annual meeting. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such individuals are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that Mr. Katotakis and FMC each failed to timely file one Form 3, each of which would have disclosed the initial relationship of each person to the Company.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to Mr. Withrow as Chief Executive Officer, and his successor, Mr. Stamos Katotakis. No other officer of the Company received total compensation in excess of $100,000 during fiscal 1999.


                              Summary Compensation Table
                              --------------------------
                                                         Other       Securities
Name and                                                 Annual      Underlying    All Other
Principal Position       Year   Salary($)   Bonus($)  Compensation  Compensation  Compensation
------------------       ----   ---------   --------  ------------  ------------  ------------

Stamos D. Katotakis(1)   1999     $  0         ----        ----           ---          ---
President/Chief
Executive Officer

Michael C. Withrow(2)    1999    $21,833       ----        ----           ---          ---
President/Chief          1998    $87,333       ----        ----        350,000(3)      ---
Executive Officer        1997    $62,693       ----        ----        200,000         ---


(1) Mr. Katotakis serves as President and Chief Executive Officer but does not receive any compensation.

(2) Mr. Withrow's employment by the Company, pursuant to the consulting agreement, was terminated on October 16, 1998. The above amount represents the pro rata share due under this agreement until the date of termination of the agreement.

(3) Includes 200,000 shares covered by an option which was repriced in fiscal 1998.


Options

No options were granted during the past fiscal year and all options previously granted to Mr. Withrow were cancelled.

Employment Agreement

PowerTrader Software Inc. ("PSI") entered into a consulting agreement with 458468 B.C. Limited, a British Columbia corporation wholly owned by Michael C. Withrow ("458468"), the Company's Chairman and President. Pursuant to that agreement 458468 was to provide the services of Mr. Withrow to manage PSI's operations. Such agreement was cancelled effective October 16, 1999 at the time of the acquisition of the controlling interest by FMC. (See "Description of Business--Fiscal 1999 Events").

Director Compensation

Under the Company's present policy, no director of the Company is entitled to receive compensation for services rendered to the Company as a director. Directors are entitled to be reimbursed for expenses incurred by them in attending meetings of the Board of Directors and its committees.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following tables sets forth certain information, as of June 30, 1999, with respect to beneficial ownership of shares of Common Stock by such persons as are known to the company to beneficially own more than 5% of the issued shares of Common Stock, (ii) the directors and nominees for directors of the Company,
(iii) the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers as at June 30, 1998 (the "Named Executive Officers"). Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                                      No. of Shares
Name and Address                      Beneficially            Percent
of Beneficial Owner                        Owned              of Class
-------------------                   -------------           --------

Financial Models Company Inc.          15,309,696                 67 %
5255 Orbitor Drive
Mississauga, Ontario

Stamos D. Katotakis                             0                  *
9 Edgehill
Toronto, Ontario

George E. McCord                           50,000 (1)              *
13 Lyons Plain Road
Weston, CT, USA

All directors and executive
officers as a group (2 person)             50,000                  *

* Less than 1%.

(1) The stated number of shares are comprised of shares subject to acquisition by Mr. McCord upon exercise of currently exercisable options.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time the Company and PowerTrader Software Inc. have engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning transactions which have occurred in the past two years or which are currently proposed.

On February 26, 1996 Precision Investment Services Inc., the predecessor company to PowerTrader Software Inc., the Company's wholly owned subsidiary, entered into an agreement for the services of Michael Withrow. This Agreement was subsequently, with the approval of the Company, assigned to 458468 B.C. Limited, a company controlled by Mr. Withrow. Under the terms of the agreement Mr. Withrow was appointed President and was to (i) provide services related to the technical revision and development of the Company's products, (ii) direct the long term strategy of the Company and (iii) oversee the marketing of the Company's systems until development of a marketing plan. In return for his services Mr. Withrow received an annual compensation of $85,000 for the first two years and $92,000 for the third year. This Agreement was terminated on October 16, 1999 (see "Description of Business - Fiscal 1999 Events").

On June 12, 1997 PowerTrader Software Inc. entered into a consulting agreement with George E. McCord to act as the Chief Information Officer and director of the Company. Mr. McCord also became a Class I Director of the Company. Under the terms of the agreement Mr. McCord, in his capacity as Chief Information Officer, provides the Company with up to 120 hours per month of telephonic or other advice and counsel regarding the Company's business in exchange for an annual fee of $88,800, payment of 66.67% of all travel, accommodation and incidental expenses incurred with respect to travel and the right to receive a certain number of shares upon the first annual anniversary of the date of the agreement.

On September 17, 1997 the Company granted to Mr. McCord a non-qualified stock option covering 50,000 shares of the Company's common stock with an exercise price of $3.00. This option was repriced in January 1998.

On January 30, 1998 the Company granted a non-qualified stock option to 458468 B.C. Limited, a company controlled by Mr. Withrow, covering 150,000 shares of common stock with an exercise price of $0.35 per share. These options were cancelled on October 16, 1998 contemporaneously with FMC's acquiring control of the Company.

On October 16, 1998, the Company issued 14,000,000 shares of common stock to Financial Models Company Inc. ("FMC") at a price of $0.01 per share, which led to FMC becoming the largest controlling stockholder of the Company. In connection therewith the Company entered into a consulting agreement for Cdn$2,800 per month (inclusive of expenses and relevant taxes) with 458468 B.C. Limited, a company controlled by Mr. Withrow, a former officer and director of the Company.

On February 28, 1999 the Company executed a Purchase Agreement for the sale of all its shares in PowerTrader Software Inc., its wholly owned subsidiary, to FMC for a price of Cdn$300,000 and a commitment to provide the source code for a prototype of DataMill ready for Beta testing as a commercial product by December 31, 1999. Completion of the transaction was conditioned upon the Company obtaining a Rectification Order ( "the Order") pursuant to the Companies Act (British Columbia) to correct certain statutory irregularities in the conduct of PowerTrader Software Inc.'s business and affairs, including validation of the Share Exchange Agreement dated January 2, 1997 whereby shareholders of PowerTrader Software Inc. sold all the issued shares to the Company in return for shares in the Common Stock of the Company. The final Order was obtained from the Supreme Court of British Columbia on May 3, 1999. Contemporaneously with the above transaction, PowerTrader Software Inc. granted all right, title and interest in its proprietary software and intellectual property to the Company.

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

                   2.  Exhibits.

                       The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-KSB

           (b)     Reports on Form 8-K

                   None

Auditors' Report


To The Shareholders of PowerTrader, Inc.


We have audited the consolidated balance sheet of PowerTrader, Inc. (A Development Stage Company) as at June 30, 1999 and the consolidated statements of loss, cash flows and changes in shareholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PowerTrader, Inc. as at June 30, 1999 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The comparative figures as at June 30, 1998 and 1997 and the period from inception to June 30, 1998 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated January 12, 1999.



/s/ KPMG LLP

Chartered Accountants



Toronto, Canada

December 1, 1999

Comments by Auditors for U.S. Readers On Canada-U.S. Reporting Differences


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the consolidated financial statements. Our report to the shareholders dated December 1, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


/s/ KPMG LLP

Chartered Accountants


Toronto, Canada

December 1, 1999

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


                                                  /s/ BDO Dunwoody LLP

                                                  Chartered Accountants

Vancouver, British Columbia
January 12, 1999

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

                                                  /s/ BDO Dunwoody LLP

                                                  Chartered Accountants

Vancouver, British Columbia
January 12, 1999

PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheet
(Expressed in U.S. dollars)

June 30, 1999 and 1998

--------------------------------------------------------------------------------
                                                          1999             1998
--------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                         $     31,058     $      6,000
     Due from related party (note 5)                   205,050                -
--------------------------------------------------------------------------------
                                                       236,108            6,000

Fixed assets (note 4)                                        -          464,182

--------------------------------------------------------------------------------
                                                  $    236,108     $    470,182
--------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities     $     40,000     $    507,352
     Notes payable (note 6)                                  -           15,000
     Current portion of capital
       lease obligations (note 7)                            -            2,657
     Due to related party (note 5)                     406,208                -
--------------------------------------------------------------------------------
                                                       446,208          525,009

Shareholders' deficiency:
     Share capital (note 8):
         Authorized:
              2,000,000 preferred shares
                with a $0.01 par value per share
              23,000,000 common shares with a
                $0.01 par value per share
         Issued and outstanding:
              22,383,115 common shares
              (1998 - 8,383,115)                     1,132,530          992,530
     Capital surplus                                 2,245,693        2,245,693
     Accumulated deficit during
       development stage                            (3,588,323)      (3,293,050)
--------------------------------------------------------------------------------
                                                      (210,100)         (54,827)

--------------------------------------------------------------------------------
                                                  $    236,108     $    470,182
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Loss
(Expressed in U.S. dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                                  December 29,
                                                                                                          1988
                                                                                                (inception) to
                                         Year ended          Year ended         Year ended            June 30,
                                           June 30,            June 30,           June 30,                1999
                                               1999                1998               1997        (cumulative)
---------------------------------------------------------------------------------------------------------------
Revenue                               $     142,088    $         59,500      $      44,373     $       340,958
Cost of sales                                22,958              20,217             28,255             129,751
---------------------------------------------------------------------------------------------------------------
                                            119,130             39,283              16,118             211,207

Selling, general and
   administrative costs                     487,594           1,104,063            653,812           3,020,478

Development costs                            36,886             274,940            265,303             889,129

Gain on sale of subsidiary
   (note 3)                                (110,077)                  -                  -            (110,077)

---------------------------------------------------------------------------------------------------------------
Loss for the period                   $    (295,273)   $     (1,339,720)     $    (902,997)    $    (3,588,323)
---------------------------------------------------------------------------------------------------------------

Loss per share                        $       (0.02)   $          (0.17)     $        (0.16)

---------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.


PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                  December 29,
                                                                                                          1988
                                                                                                (inception) to
                                         Year ended          Year ended         Year ended            June 30,
                                           June 30,            June 30,           June 30,                1999
                                               1999                1998               1997        (cumulative)
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss for the period               $   (295,273)      $  (1,339,720)      $   (902,997)     $   (3,588,323)
     Items not involving cash:
         Amortization                       318,304             355,743             42,210             758,102
         Gain on sale of subsidiary        (110,077)                  -                  -            (110,077)
     Increase (decrease) from changes in:
         Accounts receivable                      -              12,883            (10,491)                  -
         Accounts payable and
           accrued liabilities             (418,592)            144,832            193,865              88,759
         Due from related party            (205,050)                  -                  -            (205,050)
         Due to related party               406,208                   -                  -             406,208
-------------------------------------------------------------------------------------------------------------------
                                           (304,480)           (826,262)          (677,413)         (2,650,381)
Financing:
     Notes payable financing received             -              15,000             74,248              89,248
     Notes payable paid                     (14,768)            (74,248)                               (89,016)
     Lease financing received                     -                   -                                 18,791
     Repayment of obligations
       under capital leases                    (744)             (5,792)            (5,527)            (16,876)
     Shareholders' advances                       -                   -                  -             646,222
     Issuance of share capital
       and subscriptions                    140,000             862,500            632,049           2,042,747
-------------------------------------------------------------------------------------------------------------------
                                            124,488             797,460            700,770           2,691,116
Investments:
     Net assets acquired on
       Reverse Acquisition                        -                   -            314,254             314,254
     Proceeds on sale of
       PowerTrader Software Inc.            205,050                   -                  -             205,050
     Investment in fixed assets                   -             (65,184)          (364,702)           (528,981)
-------------------------------------------------------------------------------------------------------------------
                                            205,050             (65,184)           (50,448)             (9,677)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                  25,058             (93,986)           (27,091)             31,058

Cash, beginning of period                     6,000              99,986            127,077                   -

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                    $     31,058       $       6,000       $     99,986      $       31,058
-------------------------------------------------------------------------------------------------------------------

Non-cash transactions:
     Shares issued for software
       acquisition                     $          -       $           -       $    375,000      $      375,000
     Shares issued on Reverse
       Acquisition                                -                   -            314,254             314,254
     Shares issued on debt
       conversion                                 -                   -                  -             646,222
Interest paid                                    69              14,516              4,254              20,423

-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
(Expressed in U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                        accumulated
                             Class "A"           Class "B"                                               during the
                              Common              Common                 Common              Capital    development
                         Shares     Amount   Shares   Amount       Shares       Amount      surplus           stage
-------------------------------------------------------------------------------------------------------------------

Shares issued for cash
   December 29, 1988          -    $     -        -    $   -          100    $      70    $       -      $        -
Shares redeemed and
   cancelled
   September 12, 1989         -          -        -        -         (100)         (70)           -               -
Shares issued
   September 12, 1989       100         72      100       73            -            -            -               -
Shares redeemed and
   cancelled
   July 12, 1990            (35)       (24)     (16)     (12)           -            -            -               -
-------------------------------------------------------------------------------------------------------------------

Balance,
   July 1, 1994              65         48       84       61            -            -            -               -
Loss for the period           -          -        -        -            -            -            -        (451,362)
-------------------------------------------------------------------------------------------------------------------

Balance,
   July 30, 1995             65         48       84       61            -            -            -        (451,362)
Shares issued
   for debt           4,174,448    646,222        -        -            -            -            -               -
Loss for the period           -          -        -        -            -            -            -        (598,971)
-------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1996      4,174,513    646,270       84       61            -      646,331            -      (1,050,333)
Reverse Acquisition
   January 1, 1997   (4,174,513)  (646,270)     (84)     (61)   5,088,598      314,254            -               -
Shares issued for:
   Software share
     subscriptions            -          -        -        -    2,319,517       23,195      691,943               -
   Computer software
     acquired                 -          -        -        -      125,000        1,250      373,750               -
   Cash                       -          -        -        -      100,000        1,000      324,000               -
Loss for the period           -          -        -        -            -            -            -        (902,997)
-------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1997              -          -        -        -    7,633,115      986,030    1,389,693      (1,953,330)
Shares issued
   for cash:
     September 10, 1997       -          -        -        -      250,000        2,500      810,000               -
     March 16, 1998           -          -        -        -      400,000        4,000       46,000               -
Loss for the period           -          -        -        -            -            -            -      (1,339,720)
-------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1998              -          -        -        -    8,283,115      992,530    2,245,693      (3,293,050)
Shares issued for cash:
   October 16, 1998           -          -        -        -   14,000,000      140,000            -               -
Shares issued under
   Rectification Order
   from the B.C.
   Supreme Court              -          -        -        -      100,000            -            -               -
Loss for the period           -          -        -        -            -            -            -        (295,273)

-------------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 1999              -  $       -        -   $    -   22,383,115  $ 1,132,530  $ 2,245,693    $ (3,588,323)
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars)

Years ended June 30, 1999 and 1998

--------------------------------------------------------------------------------

PowerTrader, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended June 30, 1999 and 1998

--------------------------------------------------------------------------------


1.       Significant accounting policies:

         (a) Consolidation:

         These financial statements include the accounts of PowerTrader, Inc. and its wholly owned subsidiary PowerTrader Software Inc. ("Software") (collectively the "Company") which was acquired in a "Reverse Acquisition". Software (and not PowerTrader, Inc.) is treated as the "acquiring" or "continuing" entity for financial accounting purposes, notwithstanding that PowerTrader, Inc. is the continuing entity for legal purposes. Accordingly, the consolidated statements of loss are a continuation of Software's financial statements, and therefore reflect
         (i) the operations of Software from  inception  (December 29, 1988) and
         (ii) the operations of PowerTrader, Inc. after January 2, 1997, the date of acquisition. Software was sold during February, 1999. For details of sale, refer to note 3.

         All significant intercompany transactions and balances are eliminated on consolidation.


        (b) Basis of presentation:

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, on a going concern basis.

        (c) Foreign currency translation:

         Foreign monetary assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary assets are translated at historical rates. Revenue and expense items are translated at average exchange rates prevailing during the period, except for amortization which is translated at the same rate as the assets to which it applies.

         Foreign currency translation adjustments are included in income.

         Exchange  ratios  between  the  Canadian  and U.S.  dollar for  periods
         presented  in  these  financial   statements  with  bracketed   figures
         reflecting the average rate for the period are:

--------------------------------------------------------------------------------

         June 30, 1999            U.S. $   1.00          $   1.463     (1.5119)
         June 30, 1998            U.S.     1.00              1.465     (1.4230)
         June 30, 1997            U.S.     1.00              1.381     (1.3660)

--------------------------------------------------------------------------------

         (d) Fixed assets:

         Fixed assets are recorded at cost less accumulated amortization. Amortization is provided on the declining-balance basis using the following annual rates:

--------------------------------------------------------------------------------

         Computer equipment                                               30%
         Computer software                                               100%
         Furniture and equipment                                          20%

--------------------------------------------------------------------------------

         One half the normal amortization is recorded in the period in which the assets become available for use.

         (e) Revenue recognition:

         The Company records revenue from the sale of computer software upon shipment of products.

         (f) Research and development costs:

         Research and development costs are charged to expense as incurred.

         (g) Capitalized software costs:

         Certain software development and production costs are capitalized upon a product's reaching technological feasibility. The capitalization of these costs will stop when a product is ready for sale. Technological feasibility is considered to be attained when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. The Company has attained technological feasibility on certain products, however, it has not incurred any capitalizable costs with respect to these products.

         (h) Estimates and assumptions:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (i) Fair values of financial instruments:

         The respective carrying values of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities, notes payable and capital lease obligations. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature, their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the due to/from related party cannot be determined as they are non-interest bearing and have no fixed terms of repayment.

         (j) Loss per share:

         Loss per share is calculated based on the weighted average number of shares outstanding.

         (k) New accounting pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Application for this SFAS has been postponed. As such, the Company will be required to implement SFAS No. 133 for its fiscal year ended June 30, 2001. The Company expects the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows.

         The American Institute of Certified Public Accountants has issued Statements of Position entitled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and "Reporting the Costs of Start-up Activities". The Company will be required to implement these pronouncements for its fiscal year ended June 30, 2000. The Company expects that the adoption of these pronouncements will have no material impact on its financial position, results of operations or cash flows.

2.       Nature of business and continued operations:

         PowerTrader, Inc. through its subsidiary PowerTrader Software Inc., engaged in the design and development of informational and analytical desktop decision support systems. Software was originally incorporated on December 29, 1988 under the name Corporate Media Solutions, Inc. On November 6, 1989, it changed its name to Precision Investment Services and on April 1, 1996, the name changed to PowerTrader Software Inc. Software did not engage in any material business activity until July 1994 when it began development of its PowerTrader suite of software products. On January 2, 1997, PowerTrader, Inc. was acquired in a Reverse Acquisition by Software.

         At the commencement of the fiscal year the Company had sold only Beta versions of its existing product. As reflected in these financial statements, the Company has at June 30, 1999 an accumulated deficit of $3,588,323 (1998 - $3,293,050) and a working capital deficiency of $210,100 (1998 - $519,009). In addition, the Company has incurred operating losses in each of the last three years. These factors among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing through private or public share offerings or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the recognized amounts for the assets and liabilities.

2.       Nature of business and continued operations (continued):

         Since the Company has sold only Beta products and has not yet recorded significant sales, the Company is still a development stage company with its principal business and assets in Canada and its revenue earned in Canada.

3.       Gain on sale of subsidiary:

         In February 1999, the Company sold 100% of the issued and outstanding shares of PowerTrader Software Inc., a software development company, to Financial Models Company, Inc. for total cash consideration of $205,050. This transaction resulted in a gain of $110,077.

4.       Fixed assets:

--------------------------------------------------------------------------------
                                                             1999         1998
--------------------------------------------------------------------------------
                                          Accumulated    Net book       Net book
                                Cost      amortization      value          value
--------------------------------------------------------------------------------

Computer equipment        $        -      $        -    $     -     $    122,574
Computer software            631,462         631,462          -          321,663
Furniture and equipment            -               -          -           19,945

--------------------------------------------------------------------------------
                          $  631,462      $  631,462    $     -     $    464,182
--------------------------------------------------------------------------------

5.       Due from/to related party:

         The due from/to related party amounts are with Financial Models Company, Inc. the majority shareholder of the Company. These amounts have no fixed terms of repayment, are non-interest bearing and are convertible, at the option of Financial Models Company, Inc., into common shares of the Company at a price of U.S. $0.01 per share.

6.       Notes payable:

         The notes payable were repaid during 1999. They bore interest at 10% per annum, were unsecured and due on demand.

7.       Capital lease obligation:

         The balance of the Company's capital lease obligations were paid during 1999.

8.       Share capital:

         (a) Restricted shares:

         As at June 30, 1999 none (1998 - 250,000) of the outstanding common shares were restricted shares and may not be sold in the absence of an exemption under the Securities Act of 1933 (United States).

         (b) Warrants:

         350,000 warrants were outstanding at June 30, 1999 (1998 - 350,000). Each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.50 per share for a five year period, expiring between May 2002 and July 2002.

         (c) Shares issued to director:

         In 1998, 250,000 shares were issued to a Director, subject to an agreement containing certain restrictions on transfer over a three-year period and provision for forfeiture upon occurrence of certain events, including termination of employment. The holder of these shares resigned as a director in 1998 and the Company cancelled the shares in accordance with the aforesaid agreement subsequent to year end.

         (d) Sale of shares to related party:

         On October 16, 1998, the Company sold 14,000,000 unissued common shares to Financial Models Company, Inc. for a purchase price of $0.01 per share.

9.       Stock options and stock compensation plans:

         (a) Stock option plans:

         Pursuant to the Company's 1996 Stock Option Plan (the "Plan"), officers, key employees, advisors and consultants, of the Company may receive stock options to purchase up to an aggregate of 750,000 shares of the Company's common stock. Under the Plan, stock options awarded under the Plan may not have a term of more than 10 years or provide for an exercise price of less than the fair market value of the common stock on the date of grant.

         A summary of options granted under the Plan is as follows:

-------------------------------------------------------------------------------
                                  Number          Expiry date    Exercise price
-------------------------------------------------------------------------------

Outstanding, June 30, 1996             -
Granted                          300,000       April 16, 2000         $    2.00
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Outstanding, June 30, 1997       300,000
Granted                           50,000       April 16, 2000         $    0.35
Cancelled                       (100,000)      April 16, 2000              2.00
Granted                           20,000        June 18, 2001              0.35
Granted                          150,000     January 30, 2000              0.35
Granted                           20,000        June 18, 2001              0.35
Granted                           20,000        June 18, 2001              0.35
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Outstanding, June 30, 1998       460,000
Cancelled                       (200,000)      April 16, 2000         $    2.00
Cancelled                       (150,000)    January 30, 2000              0.35
Cancelled                        (20,000)       June 18, 2001              0.35
Cancelled                        (20,000)       June 18, 2001              0.35

-------------------------------------------------------------------------------
Outstanding, June 30, 1999        70,000
-------------------------------------------------------------------------------


         In addition, the following options, which are not part of the Company's 1996 Stock Option Plan, were outstanding at June 30, 1998 and expired during 1999 without being exercised.

--------------------------------------------------------------------------------
Number                            Exercise price                   Expiry date
--------------------------------------------------------------------------------

149,999                                $   0.37                   December 1998
100,000                                    1.00                   February 1999
100,000                                    3.00                   February 1999

--------------------------------------------------------------------------------
349,999
--------------------------------------------------------------------------------

9.       Stock options and stock compensation plans (continued):

         (b) Stock-based compensation:

         The Company has elected to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of nil; expected volatility of nil; risk-free interest rates of 1998 - 5.31% (1997 - 6.25%) based on U.S. Treasury Bill yields and an expected life of two years. The weighted average fair value of options granted during 1998 was nil (1997 - $0.24) per share. No options were granted during 1999.

         Under the accounting provisions of FASB Statement 123, the Company's net loss per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                    1999                 1998              1997
--------------------------------------------------------------------------------

   Loss for the period:
        As reported        $    (295,273)    $     (1,339,720)    $    (902,997)
        Pro forma               (295,273)          (1,467,871)         (956,792)
   Loss per share:
        As reported               (0.02)              (0.17)              (0.16)
        Pro forma                 (0.02)              (0.18)              (0.16)

--------------------------------------------------------------------------------

10.      Related party transactions:


         During 1999, the Company paid consulting and leasing fees totaling approximately $100,000 (1998 - $102,300 and 1997 - $171,600) to
         directors, shareholders and a company controlled by a director of the Company. During 1997, the Company also acquired from a director, office equipment for $7,100.


         As at June 30, 1999, there were no (1998 - $85,900) trade payables to a director and a company controlled by a director.

         During 1999, the Company earned 100% of its revenue from Financial Models Company Inc. (1998 - nil).

11.      Income taxes:

         As at June 30, 1999, the Company has no income tax loss carryforwards available to reduce future taxable income. Tax losses of approximately $2,950,000 were sold as part of the sale of Software.

         Deferred tax liabilities at June 30, 1999 and 1998 were not material.

         A summary of deferred tax assets at June 30, 1999 and 1998 is as follows:

--------------------------------------------------------------------------------
                              Loss   Tax                 Valuation     Deferred
                      carryforwards  rate      Amount   allowance    tax asset
--------------------------------------------------------------------------------

1999
  Tax benefit of loss
    carryforwards     $       -      .45    $       -   $       -    $        -
1998
  Tax benefit of loss
    carryforwards      2,950,000     .45     1,327,500   1,327,500            -

--------------------------------------------------------------------------------

         Since in management's opinion, it was more likely than not that the 1998 tax benefits would not be realized, they were reduced by a valuation allowance of $1,327,500.

12.      Other:

         During 1999, 1998 and 1997, the Company had rent expenses for its premises of $42,280, $48,405 and $27,536, respectively.

                                   SIGNATURES


In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POWERTRADER, INC.



Dated:  March  22 , 2000                 By: /s/ Stamos D. Katotakis
              ----                           -----------------------------------
                                             Stamos D. Katotakis
                                             President, Chief Executive
                                             Officer and Principal Financial
                                             Officer


We, the undersigned officers and directors of PowerTrader, Inc. hereby severally and individually constitute and appoint Stamos D. Katotakis and Richard W. Arnold, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-KSB and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents to each of them to any and all such amendments and instruments.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----

/s/ George McCord
-----------------------       Director                           March  22, 2000
    George McCord



/s/ Stamos D. Katotakis
-----------------------       President, Chief Executive         March  22, 2000
   Stamos D. Katotakis        Officer, Principal Financial
                              Officer and Director

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

10.6(1)       License Agreement with Hong Kong Bank Discount
              Trading Corp.

10.7(1)+      PowerTrader, Inc. 1996 Stock Option Plan

10.8(2) Asset Purchase Agreement dated as of May 2, 1997 between West Coast Title Search Ltd. and PowerTrader, Inc.

10.9(3)+      Consulting Agreement with George E. McCord

10.10(4) Purchase and Subscription Agreement dated September 17, 1998 by and between PowerTrader, Inc., 458468 B.C. Ltd.
              PowerTrader Software Inc. and Financial Models Company Inc.

10.11(4) Source Code License Agreement dated August 11, 1998 by and between PowerTrader, Inc. and Financial Models Company Inc.

10.12(5)      Bill of Sale between PowerTrader Software Inc. and
              PowerTrader, Inc. dated as of February 28, 1999

10.13(5)      Agreement between PowerTrader Software Inc. and
              PowerTrader, Inc. dated as of February 28, 1999 with respect To the transfer of intellectual property.

10.14(5)      Purchase Agreement between PowerTrader, Inc. and
              Financial Models Company Inc. dated as of February 28, 1999.

16.1*         Letter from BDO Dunwoody LLP

21.1(1)       Subsidiaries of the Registrant

23.1*         Consent of KPMG LLP

23.2*         Consent of BDO Dunwoody LLP

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

(4) Incorporated by reference to the quarterly report on Form 10-QSB for the quarter ended December 31, 1998.

(5) Incorporated by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 1999.

+ Management Contract or Compensatory Plan or arrangement required to be filed as an Exhibit.