Form 10QSB
period 1999-09-30
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 30 September 1999

      [   ]   Transition report under Section 13 or 15(d) of The Securities
              Exchange Act of 1934

      For the transition period from ____________ to _______________

      Commission file number:  000-22329

                                POWERTRADER, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                      98-0163116
 (State or other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                               5255 Orbitor Drive
                          Mississuaga, Ontario L4W 4Y8
                    (Address of Principal Executive Offices)

                                 (905) 629-8000
                (Issuer's Telephone Number, Including Area Code)

                         885 Dunsmuir Street, Suite 591,
                       Vancouver, British Columbia V6C 1N5
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes               No   X
               -----            -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                   Number of Shares Outstanding
          -----                                   ----------------------------

 Common Stock, par value $0.01                             22,383,115


         Transitional Small Business Disclosure Format (check one):

           Yes               No   X
               -----            -----

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                               September 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of September 30, 1999

          Unaudited Consolidated Interim Statement of Loss and Deficit for the Three months ended September 30, 1999 and September 30, 1998

          Unaudited Consolidated Interim Statement of Cash Flow for the Three months ended September 30, 1999 and 1998

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                           (Expressed in U.S. Dollars)

                                        September 30, 1999        June 30, 1999
                                        ------------------        -------------
      Assets

      Current Assets:
      Cash                                  $    31,058             $   31,058
      Due from related party                    205,050                205,050
                                             ----------              ---------
        Total current assets                $   236,108             $  236,108

      Fixed assets                          $       --              $      --
                                             ----------              ---------
      Total assets                          $   236,108             $  236,108

      Liabilities:

      Current Liabilities:
      Accounts payable and accrued
        liabilities                         $    40,000              $  40,000
      Due to related party                      406,208                406,208
                                             ----------               --------
        Total current liabilities           $   446,208              $ 446,208

      Capital lease obligation              $       --               $     --
      Share subscriptions                           --                     --
                                              ---------               --------
        Total liabilities                   $   446,208              $ 446,208

      Shareholders' equity (Deficit)
      Share capital                         $ 1,132,530            $ 1,132,530
      Capital surplus                         2,245,693              2,245,693
      Accumulated deficit during
        development stage                    (3,588,323)            (3,588,323)
                                             ----------             ----------
        Total shareholder equity            $  (210,100)            $ (210,100)
        Total liabilities and
          shareholder equity                    236,108                236,108

                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
             For the Three Months ended September 30, 1999 and 1998
                           (Expressed in U.S. Dollars)

                                    Three Months Ended     Three Months Ended
                                    September 30, 1999     September 30, 1998
                                          (Unaudited)           (Unaudited)
                                    -----------------     -------------------

      Revenue                         $        ---            $         410
      Cost of sales                            ---                   10,124
                                       -----------             ------------
                                      $        ---            $      (9,714)

      Selling, general and
        administrative costs          $        ---            $      34,710
      Development costs                        ---                   92,393
                                       -----------             ------------
                Net loss              $        ---            $    (136,817)

      Deficit beginning of period     $ (3,588,323)           $  (3,293,350)
      Deficit end of period             (3,588,323)           $  (3,429,868)

      Loss per share                  $      (0.00)           $       (0.02)

      Weighted average shares
        of outstanding common
        stock and equivalent            22,313,115                8,283,115

                         UNAUDITED CONSOLIDATED INTERIM
                             STATEMENT OF CASH FLOW
             For the Three months ended September 30, 1999 and 1998
                           (Expressed in U.S. Dollars)

                                       Three months ended     Three months ended
                                       September  30 1999     September 30, 1998
                                       ------------------     ------------------

Cash provided (used) by                    $         ---          $         ---

Operating Activities
  Net loss for period                      $         ---          $    (136,817)

  Items not involving cash
    Amortization                           $         ---          $      86,738

  Increase (decrease) in:
    Deposits and prepaids                  $         ---          $         ---
    Accounts receivable                              ---                    ---
    Accounts payable and
      accrued liabilities                  $         ---                 42,396
                                            ------------           ------------
                                           $         ---          $      (7,683)

  Financing activities
    Notes payable financing received       $         ---          $         ---
    Note payable financing repaid                    ---                    ---
    Lease financing received                         ---                    ---
    Repayment of obligations under
      capital lease                                  ---                   (823)
    Shareholders' advances                           ---                    ---
    Issuance of share capital
      and subscription                     $         ---          $      10,000
                                            ------------           ------------
                                           $         ---          $       9,177

  Investing activities
    Net assets acquired on
      Reverse Acquisition                  $         ---          $         ---
    Investment in fixed assets                       ---                    ---
                                            ------------           ------------
                                           $         ---          $         ---

  Increase (decrease) in cash
  Cash, beginning of period                $      31,058          $       1,494
  Cash, end of period                             31,058                  6,000
                                            ------------           ------------
                                           $      31,058          $       7,494

                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                               September 30, 1999


NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. (the "Company") and its wholly-owned subsidiary PowerTrader Software Inc., as of and for the three months ended September 30, 1999 and September 30, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

            In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1999 included in the Company's report in Form 10KSB as filed with the Securities and Exchange Commission.

NOTE B: Prior to March 1, 1999 the Company designed, developed, marketed and supported informational and analytical dealing decision support systems. Since that date the Company has engaged upon the development of a new software product known as DataMill.

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:     Exchange Rates

            Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                   1999              1998
                                                   ----              ----
                  Average                          1.4907            1.5359
                  As of September 30, 1999         1.4700            1.5259

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This report contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to be Considered" in Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

         The following should be read in conjunction with the Financial Statements and Notes thereto. Unless otherwise indicated, all dollar values are expressed in U.S. Dollars.

Overview

         Prior to March 1, 1999 PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc. ("PSI"), designed, developed, marketed and supported informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. The Company's focus has shifted to the development, in conjunction with its controlling shareholder, Financial Models Company Inc. ("FMC"), of a new software product known as DataMill.

         On October 16, 1998, in an effort to raise sufficient funds to satisfy immediate cash needs and protect its significant assets, the Company issued 14,000,000 shares of Common Stock, at $0.01U.S. per share, the market price of the Company's Common Stock on such date, to FMC in exchange for U.S.$140,000. FMC also acquired 1,309,696 shares of Common Stock from 458468 B.C. Ltd., a company controlled by Michael C. Withrow, president and chief executive officer of the Company, at $0.01 U.S. per share. Upon closing FMC owned approximately 67% of the issued and outstanding shares of Common Stock of the Company.

         FMC was incorporated on February 2, 1976 in the Province of Ontario. In December 1997 FMC became a reporting issuer pursuant to the provisions of the Ontario Securities Act. In July 1998 FMC became listed on the Toronto Stock Exchange under the symbol "FMC". FMC is a leading provider of software products, network services, securities data and related services to the investment management industry in Canada, the United States, United Kingdom and Europe. The Company's products are used by more than 200 clients world-wide with total assets under management in excess of $2 trillion.

         From November 1, 1998 to February 28, 1999 the Company provided professional services to FMC for the design and development of enhancements to the DataMill software, the source code of which was licensed to FMC for development and internal use as part of the October 16, 1998 transaction.

         On February 28, 1999, as part of the restructuring efforts undertaken by FMC as the controlling shareholder, the Company executed a Purchase Agreement for the sale of all its shares in PSI to FMC for a price of Cdn
$300,000. As part of the consideration for the transaction FMC agreed to grant to the Company all right, title and interest in the source code for DataMill containing the enhancements made for FMC and FMC undertook to provide to the Company, by December 31, 1999, a prototype of DataMill ready for Beta testing as a commercial product. Upon completion of the prototype the Company has agreed to grant to FMC certain marketing rights and to provide all future upgrades to DataMill to FMC without additional charge. The Company has further undertaken to contract with FMC for professional services to provide all future enhancements to DataMill. Concurrent with the transaction, PSI granted to the Company all right, title and interest in its proprietary software and intellectual property.

         The Company has been and remains a development stage company. Because of the Company's limited operating history, the results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales

         There was no revenue from sales during the three month period ended September 30, 1999, as compared to $410 for the same period in 1998. All revenues during fiscal 1999, after acquisition of control of the Company by FMC, had been generated from the sale of a source code license for DataMill to FMC and from the provision of professional services for design and development of DataMill for and on behalf of FMC. With the acquisition of PSI by FMC, effective March 1, 1999, all employees of PSI supplying professional services to FMC became employees of FMC. The Company has not yet begun to market its DataMill software, which the Company expects will be the primary source of future revenues.

Cost of Sales

         No Cost of Sales was recorded for the three month period ended September 30, 1999 as compared to $10,124 for the same period in 1998. Again, with the acquisition of PSI by FMC, all costs became the responsibility of FMC on and after March 1, 1999. Future Cost of Sales will not be incurred until marketing of the DataMill software is undertaken.

Selling, General and Administrative Costs

         No Selling, General and Administrative Costs ("SGA") were recorded for the three month period ended September 30, 1999, compared to $34,710 in the same three month period in 1998. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises. With the acquisition of PSI by FMC, after March 1, 1999 all SGA were the responsibility of FMC.

Development Costs

         No Development Costs were recorded for the three months ended September 30, 1999, compared to $92,393 for the same period in 1998. Under the terms of the acquisition of PSI by FMC, FMC agreed to continue development of DataMill with a view to providing the Company with a prototype version for commercial Beta testing by December 31, 1999. The costs of such development are being borne by FMC. It is not expected the Company will incur further development costs until the third quarter of the current fiscal year 2000.

Net Loss

         As a result of the foregoing, the Company experienced no net losses for the quarter ending September 30, 1999, as compared to $136,817 for the comparable period in 1998. Subsequent to receipt of the prototype version of DataMill the Company believes additional research and development expense will be incurred to complete a commercial version of DataMill and establish a competitive market position. Such expenses will likely result in losses to the Company until revenue from sales are generated. Such losses will likely have a negative impact on the Company's results of operation if sales of the Company's DataMill product are delayed or fail to materialize.

Liquidity and Capital Resources

         The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued development selling, general and administrative costs. The source of funds for the past fiscal year was primarily monies advanced by FMC, in the amount of $406,208, which funds have been used to retire outstanding indebtedness owed to the Company's suppliers. Revenue generated from agreements for the maintenance and ongoing operation of Beta site licenses previously sold by the Company is no longer a source of funds because these contracts have expired or been cancelled. The Company believes that additional financing for the next twelve months will continue to be provided by FMC. In the event FMC does not provide such financing the Company may be unable to obtain satisfactory alternate financing on acceptable terms and this could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional funds are raised by the issuance of equity securities dilution to existing stockholders could result. Financing from a lender will cause the Company to incur additional debt.

         The Company's limited capital resources have caused the Company's independent accountants to issue a report which indicates that substantial doubt exists as to the Company's ability to continue as a going concern.

Income Taxes

         As of June 30, 1999, the Company had no income tax loss  carry-forwards
available  to  reduce  future  taxable  income.   Tax  losses  of  approximately
$2,950,000 were sold as part of the sale of PSI to FMC.

Year 2000 Readiness Disclosure

         Many existing information systems were designed and developed without consideration of the impact of the next millennium and accordingly may not be capable of accurately processing dates which include the Year 2000 or any subsequent year ("Year 2000 Issue"). The Company has formulated a Year 2000 Action Plan (the "Plan") to deal with the Year 2000 Issue. Because the Company's focus has shifted to the development of DataMill through the efforts of FMC, the Plan is geared to a review of the Company's internal systems and the monitoring of FMC's preparedness. Specifically, the principal tasks and goals of the Plan include:

         o        assessment of the Company's computer systems;

         o        remediation of any identified problems;

         o        testing of the systems; and

         o        monitoring of the preparedness of FMC.

         Based on an initial and preliminary internal assessment of its current information system and current product offerings, the Company believes that its current products and computer system are capable of accurately processing the dates involved with the Year 2000 Issue. Also, based on initial discussions with FMC, the Company believes FMC has taken the necessary steps to be Year 2000 compliant. The Company expects to complete its Year 2000 Action Plan by December 1, 1999.

         The failure by the Company to successfully implement the Year 2000 Action Plan could result in an interruption in or failure to develop and implement the DataMill product. The Company is also exposed to the possible failure of FMC to prepare adequately for the Year 2000 Issue. In the most reasonably-likely worst case scenario, FMC would be unable to develop the DataMill product as currently scheduled or the Company, after having acquired a prototype, would be unable to support the product on its system until a Year 2000 compliant information system is installed. These failures could materially adversely affect the Company's results of operations, liquidity and financial condition.

         In order to reduce these risks, we have developed certain contingency plans, including seeking a new partner that would be Year 2000 compliant. Catastrophic events, such as the loss of utilities, are outside the scope of our contingency plans.

                                     PART II
                                OTHER INFORMATION

Item 6.    Exhibit and Reports on Form 8-K

           (a)    See Exhibit Index

           (b) No reports on Form 8-K were filed with the Commission during the first quarter of fiscal 2000.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           POWERTRADER, INC.



Dated:     March  22 , 2000               By:  /s/ Stamos D. Katotakis
                -----                          ---------------------------------
                                               Stamos D. Katotakis
                                               President, Chief Executive
                                               Officer and Principal Financial
                                               Officer

                                  EXHIBIT INDEX


           Exhibit No.              Description
           -----------              -----------

              27.1               Financial Data Schedule