Form 10QSB
period 1999-12-31
POWERTRADER INC
filed 2000-03-23
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 31 December 1999

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

                               5255 Orbitor Drive
                           Mississauga, Ontario Canada
                                     M4W 4Y8
                    (Address of Principal Executive Offices)

                                 (905) 629-8000
                (Issuer's Telephone Number, Including Area Code)

                         885 Dunsmuir Street, Suite 591
                       Vancouver, British Columbia V6C 1N5
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes                 No    X
               -----               -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      Class                         Number of Shares Outstanding
                      -----                         ----------------------------

           Common Stock, par value $0.01                      22,383,115


           Transitional Small Business Disclosure Format  (check one):

           Yes                  No    X
               ------              ------

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                December 31, 1999

                         PART I - FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Unaudited Consolidated Balance Sheet as of December 31, 1999

                Unaudited Consolidated Interim Statement of Loss and Deficit for the Six and Three months ended December 31, 1999 and December 31, 1998


                Unaudited Consolidated Interim Statement of Cash Flow for the Six and Three months ended December 31, 1999 and 1998

                Notes to Unaudited Consolidated Financial Statements

      Item 2.   Management's Discussion and Analysis or Plan of Operation


                           PART II - OTHER INFORMATION


      Item 6.   Exhibits and Reports on Form 8-K

      SIGNATURE PAGE

      EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                           (Expressed in U.S. Dollars)

                                            December 31, 1999      June 30, 1999
                                            -----------------      -------------

 Assets

 Current Assets:
 Cash                                             $   31,058        $   31,058
 Due from Financial Models                           205,050           205,050
                                                    ---------         --------
      Total current assets                        $  236,108        $  236,108

 Fixed assets                                     $       --        $       --
                                                   ---------          --------
      Total assets                                $  236,108        $  236,108

 Liabilities:

  Current Liabilities:

 Accounts payable and accrued liabilities         $   40,000        $   40,000
                                                  ----------         ---------
           Total current liabilities              $   40,000        $   40,000

    Due to Financial Models Company Inc.          $  406,208           406,208

 Capital lease obligation                         $      ---               ---
                                                  ----------         ---------
           Total liabilities                      $  446,208        $  446,208

 Shareholders' equity (Deficit)
 Share capital                                    $1,132,530         1,132,530
 Capital surplus                                   2,245,693         2,245,693
 Accumulated deficit during
   development stage                              (3,588,323)       (3,588,323)
                                                ------------       -----------

      Total shareholder equity                   $  (210,100)       $ (210,100)
      Total liabilities and shareholder
        equity                                   $   236,108        $  236,108



                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
      For the Three Months and Six Months ended December 31, 1999 and 1998
                           (Expressed in U.S. Dollars)

                           Six Months      Six Months     Three Months         Three Months
                             Ended           Ended            Ended                Ended
                           December 31,    December 31,    December 31,         December 31,
                             1999            1998             1999                  1998
                           (Unaudited)    (Unaudited)      (Unaudited)          (Unaudited)
                           ------------   -------------    ------------        -------------

Revenue                    $     --        $  86,958         $     --            $  86,548
Cost of sales                    --           17,385               --                7,261
                            --------        --------          ---------           ---------
                           $     --        $  69,573         $     --            $  79,287

Selling, general and
 administrative costs      $     --        $  85,186         $     --            $  50,477
Development costs                --          196,321               --              103,928
                            --------        --------          ---------           --------
Net loss                   $     --      $  (211,935)        $     --            $ (75,118)

Deficit beginning of
period                   $(3,588,323)   $ (3,293,050)       $(3,588,323)       $(3,429,868)
Deficit end of period    $(3,588,323)   $ (3,504,985)       $(3,588,323)       $(3,504,986)

Loss per share             $    0.00     $     (0.02)        $     0.00         $    (0.01)

Weighted average
shares of outstanding
common stock and
equivalent                22,283,115       12,979,782        22,283,115         12,979,782



                         UNAUDITED CONSOLIDATED INTERIM
                         STATEMENT OF CASH FLOW For the
              Three and Six months ended December 31, 1999 and 1998

                                Six months      Six months      Three months         Three months
                                   ended          ended             ended                ended
                                December 31,    December 31,    December 31,         December 31,
                                   1999           1998              1999                 1998
                                -----------     -----------    -------------       --------------

Cash provided (used) by

Operating Activities
    Net loss for period         $     --        $  (211,935)      $       --       $     (75,118)

    Items not involving cash
      Amortization              $     --        $   173,477       $       --       $      86,738

Increase (decrease) in:
      Accounts payable and
      accrued liabilities       $     --           (325,662)              --            (378,059)
                                 ---------      -----------       -----------       ------------
                                $     --        $  (364,121)      $       --       $    (366,438)

Financing activities
      Note payable financing
       repaid                   $     --        $   (15,000)      $       --       $     (15,000)
      Lease financing received        --               (823)              --                  --

      Shareholders' advances          --            347,452               --             347,452
      Issuance of share capital
             and subscription         --            140,000               --             140,000

                                 ---------       ----------
                                $     --         $  471,629       $       --      $      472,452

Investing activities
      Investment in fixed assets      --                 --               --                 --
                                 ----------      ----------        ----------      -------------
                                $      --        $       --       $       --      $          --

Increase (decrease) in cash     $      --        $  107,507       $       --      $      106,013
      Cash, beginning of period     31,058            6,000            31,058              7,494
                                 ---------       ----------        ----------      -------------

      Cash, end of period           31,058          113,507            31,058            113,507


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

NOTE B: Prior to March 1, 1999 PowerTrader, Inc. (the "Company") designed, developed, marketed and supported informational and analytical dealing decision support systems. Since that date the Company has been pursuing the development of a new software product known as DataMill.

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:        Exchange Rates

               Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                 1999              1998
                                                 ----              ----

                  Average                        1.4733            1.5252
                  As of December 30, 1998        1.4433            1.5305

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

Overview

         Prior to March 1, 1999 PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc. ("PSI"), designed, developed, marketed and supported informational and analytical decision support systems for securities brokerage firms, investment advisers, trust companies and individual investors. The Company has since concentrated on the development, in conjunction with Financial Models Company Inc. ("FMC"), its controlling parent, on the development of a new software product known as DataMill.

         On October 16, 1998, in an effort to raise sufficient funds to satisfy immediate cash needs and protect its significant assets, the Company issued 14,000,000 shares of Common Stock, at $0.01 U.S. per share, the market price of the Company's Common Stock on such date, to FMC in exchange for U.S.$140,000. FMC also acquired 1,309,696 shares of Common Stock from 458468 B.C. Ltd., a company controlled by Michael C. Withrow, president and chief executive officer of the Company, at $0.01 U.S. per share. Upon closing FMC owned approximately 67% of the issued and outstanding shares of Common Stock of the Company.

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

Results of Operations

Sales

         There was no revenue from sales during the six month period ended December 31, 1999, as compared to $86,958 for the same period in 1998. Similarly, there was no revenue during the three month period ended December 31, 1999, as compared to $86,548 during the comparable period in 1998. All revenues during fiscal 1999, after acquisition of control of the Company by FMC, had been generated from the sale of a source code license for DataMill to FMC and from the provision of professional services to FMC for design and development of DataMill for and on behalf of FMC. With the acquisition of PSI by FMC, effective March 1, 1999, all employees of PSI supplying professional services to FMC became employees of FMC. The Company has not yet begun to market its DataMill software, although it expects that this product will be the primary source of future revenues.

Cost of Sales

         No Cost of Sales was recorded for either the six month or the three month period ended December 31, 1999 as compared to $17,385 and $7,261 for the same periods, respectively, in 1998. Again, with the acquisition of PSI by FMC, all costs became the responsibility of FMC on and after March 1, 1999. Future Cost of Sales will not be incurred until marketing of the DataMill software is undertaken.

Selling, General and Administrative Costs

         No Selling, General and Administrative Costs ("SGA") were recorded for the six month or the three month period ended December 31, 1999, compared to $85,186 and $50,477, respectively, in the same six month and three month period in 1998. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises. With the acquisition of PSI by FMC, after March 1, 1999 all SGA were the responsibility of FMC.

Development Costs

         No Development Costs were recorded for the six months or the three months ended December 31, 1999, compared to $196,321 and $103,928 for the same six and three month periods in 1998. Under the terms of the acquisition of PSI by FMC, FMC agreed to continue development of DataMill with a view to providing the Company with a prototype version for commercial Beta testing by December 31, 1999. The costs of such development are being borne by FMC. It is expected the Company will incur further development costs commencing in the third quarter of the current fiscal year 2000 when ongoing research and development of DataMill will be provided, pursuant to the agreements aforesaid, by FMC's staff.

Net Loss

         As a result of the foregoing, the Company experienced no net losses for the quarter ending December 31, 1999, as compared to $75,118 for the comparable period in 1998. Similarly there was no aggregate net loss for the first six months, ending December 31, 1999, as compared to $211,935 for the same period in 1998. Subsequent to receipt of the prototype version of DataMill the Company believes additional research and development expense will be incurred to complete a commercial version of DataMill and establish a competitive market position. Such expenses will likely result in losses to the Company until revenue from sales is achieved. Such losses will likely have a negative impact on the Company's results of operation if sales of the Company's DataMill product are delayed or fail to materialize.

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

Income Taxes

         As of June 30,  1999,  the  Company  had no income  tax  carry-forwards
available  to  reduce  future  taxable  income.   Tax  losses  of  approximately
$2,950,000 were sold as part of the sale of PSI to FMC.

Year 2000 Readiness Disclosure

         Many existing information systems were designed and developed without consideration of the impact of the next millennium and accordingly may not be capable of accurately processing dates which include the Year 2000 or any subsequent year ("Year 2000 Issue"). The risks to the Company and the Company's Year 2000 Action Plan and related mitigation efforts have been described in the Company's most recent quarterly report on Form 10-QSB for the quarter ended September 30, 1999. The Company completed its Year 2000 Action Plan prior to the arrival of the year 2000, including receiving reassurances from FMC that it was prepared for the Year 2000 Issue. The Company and FMC did not experience, and through January of 2000 has not experienced, any material problems related to the processing of date data related to the change from 1999 to 2000 by its own proprietary software or any other software or systems that the Company uses. The Company's total costs related to the Year 2000 Issue were not material.

         Based on the lack of problems experienced by the Company in connection with the arrival of the year 2000, the Company currently does not expect any significant disruptions in the future as a result of the Year 2000 Issue or the fact that 2000 is a leap year. However, because the Company's continued Y2K compliance in calendar 2000 is largely dependent on the continued Year 2000 compliance of third parties such as FMC, there can be no assurance that the Company's efforts alone have resolved all Year 2000 Issues or that key third parties will not experience Year 2000 compliance failures as calendar 2000 progresses. The Company will continue to monitor the Company's own systems and the preparedness of third parties throughout calendar 2000.


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