Form 10QSB
period 2000-03-31
POWERTRADER INC
filed 2000-05-15
CIK 1023676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      [ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 31 March 2000

      [   ]   Transition report under Section 13 or 15(d) of The Securities
              Exchange Act of 1934

      For the transition period from _____________ to _________________

      Commission file number:  000-22329

                                POWERTRADER, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                      98-0163116
   (State or other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

                               5255 Orbitor Drive
                           Mississauga, Ontario Canada
                                     L4W 4Y8
                    (Address of Principal Executive Offices)

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

                         Yes    X        No
                              -----         -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Number of Shares Outstanding
            -----                              ----------------------------

     Common Stock, par value $0.01                       22,383,115

           Transitional Small Business Disclosure Format  (check one):

                         Yes               No   X
                              -----           ------

                                POWERTRADER, INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                 March 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheet as of March 31, 2000

           Unaudited Consolidated Interim Statement of Loss and Deficit for the three and nine months ended March 31, 2000 and March 31, 1999

           Unaudited Consolidated Interim Statement of Cash Flow for the three and nine months ended March 31, 2000 and 1999

           Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                POWERTRADER, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                           (Expressed in U.S. Dollars)

                                         March 31, 2000           June 30, 1999
                                         --------------           -------------
Assets

Current Assets:
Cash                                     $      31,081            $      31,058
Due from Related Party                         205,050                  205,050

       Total current assets              $     236,131            $     236,108
                                         =============            =============


Liabilities:

Current Liabilities:

Accounts payable and accrued
  liabilities                            $      27,000            $      40,000

       Total current liabilities                27,000                   40,000

Due to Related Parties                         432,184                  406,208

       Total liabilities                       459,184                  446,208

Shareholders' equity (Deficit)
Share capital                                1,132,530                1,132,530
Capital surplus                              2,245,693                2,245,693
Accumulated deficit during
  development stage                         (3,601,277)              (3,588,323)
                                         -------------            -------------

       Total shareholder equity               (223,054)                (210,100)
                                         -------------            -------------

       Total liabilities and
         shareholder equity              $     236,131            $     236,108
                                         =============            =============


                        UNAUDITED CONSOLIDATED STATEMENT
                               OF LOSS AND DEFICIT
       For the Three Months and Nine Months ended March 31, 2000 and 1999
                           (Expressed in U.S. Dollars)


                           Nine Months          Nine Months          Three Months          Three Months
                              Ended                Ended                 Ended                 Ended
                            March 31,            March 31,             March 31,             March 31,
                              2000                 1999                  2000                  1999
                           (Unaudited)          (Unaudited)           (Unaudited)           (Unaudited)
                           ----------           -----------          ------------           -----------

Revenue                    $          --        $     141,069         $          --         $      54,112
Cost of sales                         --               22,715                    --                 5,330
                               ---------           ----------            ----------            ----------
                                      --              118,354                    --                48,781

Selling, general and
     administrative costs         12,954              361,758                12,954               121,357
Gain on sale of
     subsidiary                       --             (110,077)                   --              (110,077)
Development costs                      0               36,602                     0                13,767
                                --------            ---------            ----------            ----------

Net loss                   $     (12,954)       $    (169,929)        $     (12,954)        $      23,745

Deficit beginning of
     period                $  (3,588,323)       $  (3,293,050)        $  (3,588,323)        $  (3,486,723)

Deficit end of period         (3,601,277)          (3,462,979)           (3,601,277)           (3,462,979)

Loss per share             $      (0.00)        $      (0.01)         $      (0.00)         $      (0.00)

Weighted average shares
of outstanding common
stock and equivalent          22,383,115           15,313,115            22,383,115            16,090,893



                         UNAUDITED CONSOLIDATED INTERIM
                      STATEMENT OF CASH FLOW For the Three
                  and Nine months ended March 31, 2000 and 1999


                                     Nine months        Nine months       Three months     Three months
                                        ended              ended              ended            ended
                                      March 31,          March 31,          March 31,        March 31,
                                        2000               1999               2000             1999
                                     -----------        -----------       ------------     ------------

Cash provided (used) by

Operating Activities
    Net income (loss) for period   $     (12,954)     $   (169,929)        $   (12,954)      $    23,745

    Items not involving cash
       Amortization                           --           152,857                  --            79,780
       Gain on sale of subsidiary             --          (110,077)                 --          (110,077)

Increase (decrease) in:
    Accounts payable and
      accrued liabilities                (13,000)         (378,592)            (13,000)         (134,756)
    Due from Related Party                    --          (205,050)                 --          (205,050)
    Due to Related Parties                25,976           426,208              25,976            78,756
                                    ------------       -----------          ----------         ---------
                                              23          (284,583)                 23          (267,602)


Financing activities
    Note payable financing
      repaid                                  --           (14,768)                 --                --
    Repayment of obligations
      under capital lease                     --              (744)                 --                --
    Issuance of share capital
       and subscription                       --           140,000                  --                --
                                    ------------       -----------          ----------         ---------

                                              --           124,488                  --                --

Investing activities
    Proceeds on sale of
       PowerTrader Software Inc.              --           205,050                  --           205,050
                                    ------------       -----------          ----------         ---------
                                              --           205,050                  --           205,050

Increase (decrease) in cash                   23            44,955                  23           (62,552)
    Cash, beginning of period             31,058             6,000              31,058           113,507
                                   -------------      ------------         -----------       -----------

    Cash, end of period            $      31,081      $     50,955         $    31,081       $    50,955
                                   =============      ============         ===========       ===========

                                POWERTRADER, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                 March 31, 2000

NOTE A: The accompanying unaudited consolidated financial statements of PowerTrader, Inc. as of and for the three months and nine months ended March 31, 2000 and March 31, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. PowerTrader, Inc. accounts are included in these financial statements from January 2, 1997, the date it was acquired by PowerTrader Software Inc.

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

NOTE B: Prior to March 1, 1999 PowerTrader, Inc. (the "Company") designed, developed, marketed and supported informational and analytical decision support systems. Since that date the Company has been pursuing the development of a new software product known as DataMill.

NOTE C: The Company records revenue from the sale of computer software upon shipment.

NOTE D:  Exchange Rates

         Exchange Rates between the United States dollar and the Canadian dollar for the period reported in these financial statements are as follows:

                                                 2000                      1999
                                               ------                    ------
         Average                               1.4535                    1.5175
         As of March 31                        1.4606                    1.5092

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to be Considered" in Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

The following should be read in conjunction with the Financial Statements and Notes thereto. Unless otherwise indicated, all dollar values are expressed in U.S. dollars.

Overview

Prior to March 1, 1999 PowerTrader, Inc. (the "Company"), through its subsidiary PowerTrader Software Inc. ("PSI"), designed, developed, marketed and supported informational and analytical decision support systems for securities brokerage firms, investment advisors, trust companies and individual investors. The Company has since concentrated, in conjunction with Financial Models Company Inc. ("FMC"), its controlling parent, on the development of a new software product known as DataMill.

On October 16, 1998, in an effort to raise sufficient funds to satisfy immediate cash needs and protect its significant assets, the Company issued 14,000,000 shares of Common Stock, at US$0.01 per share, the market price of the Company's Common Stock on such date, to FMC in exchange for US$140,000. FMC also acquired 1,309,696 shares of Common Stock from 458468 B.C. Ltd., a company controlled by Michael C. Withrow, president and chief executive officer of the Company, at US$0.01 per share. Upon closing FMC owned approximately 67% of the issued and outstanding shares of Common Stock of the Company.

FMC was incorporated on February 2, 1976 in the Province of Ontario. In December 1997 FMC became a reporting issuer pursuant to the provisions of the Ontario Securities Act. In July 1998 FMC became listed on the Toronto Stock Exchange under the symbol "FMC". FMC is a leading provider of software products, network services, securities data and related services to the investment management industry in Canada, the United States, United Kingdom and Europe. The Company's products are used by more than 500 clients world-wide with total assets under management in excess of $3 trillion.

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

In accordance with the aforesaid agreement, FMC delivered to the Company a commercial version of the DataMill software that has been undergoing beta testing with FMC's subsidiary Securities Valuation Company Inc., since January 2000. In addition, the Company is investigating the market viability of DataMill to determine the saleability of DataMill as a stand-alone software product and/or as an engine for an Internet-based quote and news service that could include Web-based design, construction and hosting.

The Company has been and remains a development stage company. Because of the Company's limited operating history, the results of operations to date are not necessarily indicative of future operating results. Moreover, the Company believes that its developmental operations to date render traditional accounting presentations meaningless.

Results of Operations

Sales

There was no revenue from sales during the nine month period ended March 31, 2000, as compared to $141,069 for the same period in 1999. Similarly, there was no revenue during the three month period ended March 31, 2000, as compared to $54,112 during the comparable period in 1999. All revenues during fiscal 1999, after acquisition of control of the Company by FMC, had been generated from the sale of a source code license for DataMill to FMC and from the provision of professional services to FMC for design and development of DataMill for and on behalf of FMC. With the acquisition of PSI by FMC, effective March 1, 1999, all employees of PSI supplying professional services to FMC became employees of FMC. FMC delivered a commercial beta version of the DataMill software at the end of the second quarter of the current fiscal year and the beta testing of that commercial version continues.

Cost of Sales

No Cost of Sales was recorded for either the nine month or the three month period ended March 31, 2000 as compared to $22,715 and $5,330 for the same periods, respectively, in 1999. Again, with the acquisition of PSI by FMC, all costs became the responsibility of FMC on and after March 1, 1999. Future Cost of Sales will not be incurred until marketing of the DataMill software is undertaken.

Selling, General and Administrative Costs

Selling, General and Administrative Costs ("SGA") of $12,954 were recorded for both the nine month and the three month period ended March 31, 2000, compared to $361,758 and $121,357, respectively, in the same nine month and three month period in 1999. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises. With the acquisition of PSI by FMC, after March 1, 1999 most of the expenses recorded as SGA Costs were assumed by FMC. The SGA Costs incurred for the period represent professional fees paid for accounting and legal services in connection with the completion of the Company's filings.

Development Costs

No Development Costs were recorded for the nine months and the three months ended March 31, 2000, compared to $36,602 and $13,767 for the same nine and three month periods in 1999. Under the terms of the acquisition of PSI by FMC, FMC agreed to continue development of DataMill with a view to providing the Company with a prototype version for commercial beta testing by December 31, 1999. The costs of such development are being borne by FMC. The Company is not incurring further development costs at this time, pending results of its marketing investigation (see Overview, above).

Net Loss

As a result of the foregoing, the Company experienced net losses for the quarter ending March 31, 2000 of $12,954, as compared to a net gain of $23,745 for the comparable period in 1999. The gain was attributable to the sale of PowerTrader Software Inc. to FMC. The aggregate net loss for the first nine months, ending March 31, 2000 is $12,954, as compared to $169,929 for the same period in 1999. With the receipt of the prototype version of DataMill and the Company's investigation of the potential market for DataMill, the Company believes additional research and development expense may be incurred in the future to establish a competitive market position. Such expenses will likely result in losses to the Company until revenue from sales is achieved. Such losses will likely have a negative impact on the Company's results of operation if sales are delayed or fail to materialize.

Liquidity and Capital Resources

The principal source of funds to the Company and PSI since their respective formation has been derived from the net proceeds of certain private offerings of securities which, together with the proceeds of sales, have been used to fund continued development, selling, general and administrative costs. The source of funds for the past fiscal year was primarily monies advanced by FMC, totaling in the aggregate $432,184, which have been used to retire outstanding indebtedness owed to the Company's suppliers, fund ongoing research and development and pay legal and accounting fees to complete the Company's financial statements and filings. Revenue generated from agreements for the maintenance and ongoing operation of beta site licenses previously sold by the Company is no longer a source of funds because these contracts have expired or been cancelled. The Company believes that additional financing for the next twelve months will continue to be provided by FMC. In the event FMC does not provide such financing the Company may be unable to obtain satisfactory alternate financing on acceptable terms and this could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional funds are raised by the issuance of equity securities, dilution to existing stockholders could result. Financing from a lender will cause the Company to incur additional debt.

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


Year 2000 Readiness Disclosure

The Company has not experienced any Year 2000 problems with its current products, or its suppliers, in the ability to accurately process dates which include the Year 2000 or the leap year calculations associated with February 29, 2000.

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

                                             POWERTRADER, INC.


Dated:     May  15, 2000                     By: /s/ Stamos D. Katotakis
                                                 -------------------------------
                                                 Stamos D. Katotakis
                                                 President, Chief Executive
                                                 Officer and Principal
                                                 Financial Officer

                                  EXHIBIT INDEX


     Exhibit No.           Description
     -----------           -----------

         27.1              Financial Data Schedule